Form 10QSB
period 1994-12-31
VENDALUX CORP
filed 1999-07-30
CIK 919601

SECURITIES AND EXCHANGE COMMISSION

   WASHINGTON, D.C. 20549                                   Page 1 of 6
                                                            Sequentially
            FORM 10-QSB                                  Numbered Document


                                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                        Commission File Number
DECEMBER 31, 1994                                               0-23502


                                           VENDALUX CORPORATION
                         (Exact Name of Registrant as specified in its Charter)


            Delaware                                         33-0601505
(State or other Jurisdiction of                         I.R.S. Employer Identi-
Incorporation or Organization                                 fication No.)

1500 Quail Street, Suite 550, Newport Beach, California                  92660
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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                              1,273,800
----------------------------------                    ----------------------
Title of Class                                     Number of Shares outstanding
                                                        at December 31, 1994

No exhibits included.




                           VENDALUX CORPORATION
                      (A Company in the Development Stage)

                                 BALANCE SHEETS


                                     ASSETS

                                                                                            March 31,       December 31,
                                                                                              1994              1994



CURRENT ASSETS - CASH
              OTHER ASSETS
                     Organization costs, net of accumulated
                     amortization of $104 and $146 (Note 1)                                       167               125

              TOTAL ASSETS                                                                  $     167         $     125



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                                      $      48         $     541

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 1,273,800 and 400,000 shares issued and outstanding                               1,274             1,274

Additional paid-in Capital                                                                        821               821

Accumulated deficit during the development stage                                              (1,976)           (2,511)


              TOTAL STOCKHOLDERS' EQUITY                                                          119               416



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $     167         $     125

                                 See accompanying Notes to Financial Statements



                                                                   2



                           VENDALUX CORPORATION
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS


                                                                                                                       CUMULATIVE
                                                                    FOR THE                         FOR THE               FROM
                                                                  NINE MONTHS                        THREE              INCEPTION
                                                                     ENDED                       MONTHS ENDED        (JUNE 11, 1992)
                                                                 DECEMBER 31,                    DECEMBER 31,          TO DECEMBER
                                                             1994            1993            1994           1993        31, 1994



REVENUES                                                $        -0-     $       -0-     $        -0-    $        -0-   $        -0-

OPERATING EXPENSES

    General and Administrative                                   493                                0                          2,365
    Amortization                                                  32              27               14              14            146
TOTAL OPERATING EXPENSES                                         525              27              264              14          2,511


NET (LOSS)                                              $      (525)     $      (27)     $       (14)    $       (14)   $    (2,511)

NET (LOSS) PER SHARE                                    $      (.01)     $     (Nil)     $      (Nil)    $      (Nil)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                       424,600         400,000          424,600         400,000



                                 See accompanying Notes to Financial Statements



                                                                   3




                           VENDALUX CORPORATION
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS


                                                                                                                       CUMULATIVE
                                                                    FOR THE                         FOR THE               FROM
                                                                  NINE MONTHS                        THREE              INCEPTION
                                                                     ENDED                       MONTHS ENDED        (JUNE 11, 1992)
                                                                 DECEMBER 31,                    DECEMBER 31,          TO DECEMBER
                                                             1994            1993            1994           1993        31, 1994

CASH FLOWS FROM OPERATING
ACTIVITIES

    Net (Loss)                                          $      (525)     $      (27)     $         14    $       (14)   $    (2,511)

    Add item not requiring the
       use of cash-Amortization                                   32              27               14              14            146

    Services rendered for common stock                                                                                           849

    Increase (decrease) in accounts
       payable                                                   493                                0                            541



    Net cash flows from operating
       activities                                                                                                              (975)

    CASH FLOWS INVESTING ACTIVITIES
      Organizational Costs                                                                                                     (263)

    CASH FLOWS FROM FINANCING
    ACTIVITIES
       Contribution to Capital                                                                                                   500
       Sale of Common Stock                                                                                                      746


       Net Cash flows from financing
         activities                                                                                                            1,246

NET INCREASE (DECREASE) IN CASH

CASH BALANCE AT BEGINNING OF PERIOD                                              237                              237

CASH BALANCE AT END OF PERIOD                           $                $       237     $               $        237   $

    NON-CASH TRANSACTIONS
      Issuance of stock for services                                                                                             849

                                 See accompanying Notes to Financial Statements



                                                                   4

                                            VENDALUX CORPORATION
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                SEPTEMBER 30, 1994


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 1994, the results of operations for the nine and three months ended December 31, 1994 and 1993, and the cash flows for the nine and three months ended December 31, 1994 and 1993.

         Reference is made to the Company's Form 10-KSB for the year ended March 31, 1994. The results of operations for the nine and three months ended December 31, 1994 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1995.

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


                                              VENDALUX CORPORATION



Date:     January 31, 1994                    By:  /s/ Jehu Hand
                                                   -------------
                                                   Jehu Hand,
                                              President and Chief Financial
                                              Officer (chief financial officer
                                              and accounting officer and duly
                                              authorized officer)