Form 10QSB
period 1999-06-30
VENDALUX CORP
filed 1999-09-28
CIK 919601

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    June 30, 1999

[ ]     Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

        For the Transition Period from _____________ to ____________

              Commission File Number:   0-23502

                       Vendalux Corporation
          ----------------------------------------------
          (Name of Small Business Issuer in its charter)

          Delaware                                           33-0601505

-------------------------------                    --------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
 incorporation or organization)

            4685 South Highland Drive, Suite 202A, Salt Lake City, Utah 84117
           ----------------------------------------------------------------
             (Address of principal executive offices and Zip Code)

                                 (801) 363-3555
               --------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X  No     (2)  Yes X        No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                           3,073,800
------------------------------                  ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of September 20, 1999

                          PART I FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                              VENDALUX CORPORATION
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

                      VENDALUX CORPORATION
                  (A Development Stage Company)
                 Statements of Financial Position


                                                           June 30,       June 30,
                                                              1999          1998
                                                           -----------  ------------
ASSETS

Current assets - cash                                       $     -      $      -
                                                            -----------  ------------

Total assets                                                $     -      $      -
                                                            ===========  ============



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - accounts payable                           $1,388        $1,293
                                                            -----------  ------------


Stockholders' equity
  Preferred stock, $.001 par value; 1,000,000 shares
  authorized; no shares issued and outstanding                     -             -

Common stock, $.001 par value; 20,000,000 shares
  authorized; 1,273,800 shares issued and outstanding             1,274         1,274

Additional paid-in capital                                          821           821

Accumulated deficit during the development stage                 (3,483)       (3,388)
                                                            -----------  ------------


Total stockholders' equity                                       (1,388)       (1,293)
                                                            -----------  ------------

Total liabilities and stockholders' equity                   $     -     $       -
                                                            ===========  ============



The accompanying notes are an integral part of these financial statements.

                         VENDALUX CORPORATION
                      (A Development Stage Company)
                              Statements of Operations





                                                                                Cumulative
                                                                                 From
                                                             For the three      Inception
                                                              months ended     (May 4, 1992)
                                                                June 30,        To June 30,

                                                            1999       1998        1999
                                                       -----------  -----------  -----------

Revenues                                               $      -     $      -     $      -
                                                       -----------  -----------  -----------
Operating expenses

  General and Administrative                                  -             15         3,212
  Amortization                                                -            -             271
                                                       -----------  -----------  -----------

Total operating expenses                                      -             15         3,483
                                                       -----------  -----------  -----------


Net (loss)                                             $      -    $        (15)     $(3,483)
                                                       =========== ============ ============

Basic and diluted (loss) per common share              $      -    $       -    $      (0.01)
                                                       =========== ============ ============


Weighted average number of common
 shares used in per share calculation                  $1,273,800  $1,273,800    $1,042,768
                                                       =========== ===========   ===========













The accompanying notes are an integral part of the financial statements.

       5               VENDALUX CORPORATION
                        (A Development Stage Company)
                   Statement of Changes in Stockholders' Equity
                  From Inception (May 4, 1992) Through June 30, 1999


                                                                         Accumulated
                                                                         Deficit
                                     Common Stock          Additional    During the
                                                           Paid-In       Development
                               Shares        Amount          Capital     Stage            Total
                               ------------  ------------  ------------  ------------  ------------

Issuance of common stock
for cash, .001 per share
 on May 4, 1992                     400,000   $      400   $       100   $      -      $        500

Net (loss)                             -             -             -             (270)         (270)
                               ------------  ------------  ------------  ------------  ------------
Balances at March 31, 1993          400,000          400           100           (270)          230

Net (loss)                             -              -            -           (1,706)       (1,706)

Contribution to capital,
on September 30, 1993                  -              -            500           -              500

Sale of shares in private placement,
 .001 per share,
on September 30, 1993                 24,600           25          221           -              246

Issuance of shares for services
 .001 per share                       849,200          849         -              -              849
                                ------------  ------------  ------------  ------------  ------------

Balances at March 31, 1994         1,273,800        1,274           821         (1,976)         119

Net (loss)                              -            -              -             (854)         (854)
                                ------------  ------------  ------------  ------------  ------------

Balances at March 31, 1995         1,273,800        1,274           821         (2,830)         (735)

Net (loss)                              -            -             -              (214)         (214)
                                ------------  ------------  ------------  ------------  ------------

Balances at March 31, 1996         1,273,800        1,274           821         (3,044)         (949)

Net (loss)                              -            -             -              (214)         (214)
                                ------------  ------------  ------------  ------------  ------------

Balances at March 31, 1997         1,273,800        1,274           821        ( 3,258)       (1,163)

Net (loss)                              -            -             -              (115)         (115)
                                ------------  ------------  ------------  ------------  ------------

Balances at March 31, 1998         1,273,800        1,274           821         (3,373)       (1,278)

Net (loss)                              -             -            -              (110)         (110)
                                ------------  ------------  ------------  ------------  ------------

Balances at March 31, 1999         1,273,800       $1,274          $821        $(3,483)      $(1,388)

Net income (loss)                       -             -            -              -             -
                                ------------  ------------  ------------  ------------  ------------

Balances at June 30, 1999          1,273,800       $1,274          $821        $(3,483)      $(1,388)
                                ============  ============  ============  ============  ============


The accompanying notes are an integral part of these financial statements.

                              VENDALUX CORPORATION
                         (A Development Stage Company)
                           Statements of Cash Flows




                                                                                Cumulative
                                                                                From
                                                         For the three          Inception
                                                         months ended           (May 4, 1992)
                                                           June 30,              To June 30,

                                                            1999        1998         1999
                                                       -----------  -----------  -----------

Cash Flows From Operating Activities

Net (loss)                                             $      -     $      (15)  $   (3,483)

Add item not requiring the use
  of cash
Amortization                                                 -            -             271
Issuance of stock for services                               -            -             849

Increase (decrease) in accounts payable                      -             15         1,388
                                                      -----------  -----------  -----------


Net cash flows from operating activities                     -            -            (975)
                                                      -----------  -----------  -----------

Cash Flows From Investing Activities

Organization costs                                           -            -            (271)

Net cash flows from investing activities                     -            -            (271)
                                                      -----------  -----------  -----------

Cash Flows From Financing Activities
Contribution to capital                                      -            -             500
Sale of common stock                                         -            -             746
                                                      -----------  -----------  -----------

Net cash flows from financing activities                     -            -           1,246
                                                      -----------  -----------  -----------


Net increase in cash                                         -            -            -

Cash balance at beginning of period                          -            -            -
                                                      -----------  -----------  -----------

Cash balance at end of period                         $      -     $      -     $      -

                                                      ===========  ===========  ===========
Non-Cash Transactions
Issuance of stock for services                        $      -     $      -     $       849
                                                      ===========  ===========  ===========






The accompanying notes are an integral part of the financial statements.

                             VENDALUX CORPORATION
                        (A Development Stage Company)
                        Notes to Financial Statements


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Basic and Diluted Loss Per Share

In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No.128, Earnings Per Share. Statement No. 128 revised the manner in which loss per share is calculated. Basic and diluted loss per common share was restated for all periods presented; however, the effect of the change to loss per share as previously presented for those periods was not material.

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to stock options. There were no stock options outstanding as of June 30, 1999. Therefore, basic and diluted loss per share is the same.

Development Stage Enterprise

Since inception, the Company has spent most of its efforts in developing and marketing various products, however it has not yet had sales sufficient to sustain operations and has relied upon financing from shareholders and occasional issuance of its common stock. Therefore, the Company is considered to be in the development stage.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


2.RELATED PARTY TRANSACTIONS

The officer and director of the Company currently serves without compensation. An officer of the Corporation has advanced certain expenses on behalf of the Company. As of June 30, 1999 and 1998, such expenses totaled $1,388 and $1,293.

3.INCOME TAXES

The fiscal year end of the Company is March 31st and an income tax return has not been filed. However, if an income tax return had been filed, the Company would have a net operating loss carryforward of $3,483 that would begin expiring in the year 2013.

4.STOCK OPTION PLAN

The Company has stock option plans for directors, officers, employees, advisors, and employees of companies that do business with the Company, which provide for non-qualified and qualified stock options. The Stock Option Committee of the Board determines the option price which cannot be less than the fair market value at the date of the grant or 110% of the fair market value if the Optionee holds 10% or more of the Company's common stock. The price per share of shares subject to a Non-Qualified Option shall not be less than 85% of the fair market value at the date of the grant. Options generally expire either three months after termination of employment, or ten years after date of grant (five years if the optionee holds 10% or more of the Company's common stock at the time of grant). No options are outstanding as of June 30, 1999.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

Faraday Financial, Inc., a Delaware corporation, (the "Company") was incorporated under the laws of the State of Delaware on May 4, 1992. Since the Company's incorporation, it has had limited activity and currently has no operations.

      The Company is currently looking for a business opportunity. The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, and unless required by applicable law, the articles of incorporation, bylaws or by contract, stockholders' approval may not be sought.

     The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require management time and attention and will require the Company to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred.

     Currently, management is not able to determine the time or resources that will be necessary to complete the participation in or acquisition of any future business prospect. There is no assurance that the Company will be able to acquire an interest in any such prospects, products or opportunities that may exist or that any activity of the Company, regardless of the completion of any participation in or the acquisition of any business prospect, will be profitable.

     The Company has been in discussion with several corporations on possible mergers which would be classified as "reverse acquisitions" in that the corporation acquired would control the Company's management. Although the Company is hopeful that one of these discussions will lead to an acquisition, at this time, no contracts have been entered and the Company cannot be certain if any contract will be entered.

Liquidity and Capital Resources
-------------------------------

     As of June 30, 1999, the Company had no assets and liabilities of $1,388 resulting in working capital deficit of $1,388. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting costs. For the three and nine months ended June 30, 1999, the Company had no revenue and expenses of only $15. The Company had no expenses as its prior president performed all accounting and legal work without charge to the Company. With the change in control of the Company, the Company anticipates increase expenses associated with accounting and legal expense.

     Management anticipates that the Company will incur more cost including legal and accounting fees to locate and complete a merger or acquisition. The Company presently does not have the resources to meet any expenses and will have to rely on management to loan the Company the funds to pay the expenses. Management may also attempt to raise additional funds through the sale of securities of the Company. The Company's present financial position may make it difficult to raise capital through the sale of its shares or result in the substantial dilution to current shareholders as the price the Company could receive for its shares at this time will be relatively low resulting in the issuance of a substantial number of shares if the Company attempted to raise capital through the sale of shares.

     Since inception the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities with which to acquire or merge. These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting cost. There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities.

     If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's shareholders as it has only limited capital and no operations.

     The Company has had no employees since its inception and does not intend to employ anyone in the future, unless its present business operations were to change. The president of the Company is providing the Company with a location for its offices on a "rent free basis" and no salaries or other form of compensation are being paid by the Company for the time and effort required by
management to run the Company.   The Company does intend to reimburse its
officers and directors for out of pocket cost.

Results of Operations
---------------------

     The Company's has no operations except preliminary investigation of one or more potential business opportunities, none of which have come to fruition.


                          PART II - OTHER INFORMATION

                          ITEM 1.  LEGAL PROCEEDINGS

     None.


                        ITEM 2.  CHANGES IN SECURITIES

     None.

                  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.



       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                        ITEM 5.  OTHER INFORMATION

     None.


                  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibits.
        ---------

     No exhibits, except the financial data schedule, are included as they are either not required or not applicable.

(b)     Reports on Form 8-K.
        --------------------

     The Company filed an 8-K on August 20, 1999, covering the change of control of the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Vendalux Corporation
                                      [Registrant]

Dated: September 22, 1999           By:_________________________________
                                       Michael Labertew
                                       President and Principal Financial
                                       Officer