Form 10QSB
period 1999-09-30
VENDALUX CORP
filed 1999-11-15
CIK 919601

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    September 30, 1999

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

(1)  Yes  X  No     (2)  Yes X        No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                           3,073,800
------------------------------                  ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of November 12, 1999

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

                         VENDALUX CORPORATION
                     (A Development Stage Company)
                    Statements of Financial Position
                               (Unaudited)


                                            September 30,     September 30,
                                                1999              1998
                                            -------------     -------------
                                 ASSETS


Current assets - cash                       $       7,500     $        -
                                            -------------     -------------
     Total assets                           $       7,500     $        -
                                            =============     =============

                LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities - accounts payable      $        -        $       1,308
                                            -------------     -------------

Stockholders' equity
  Preferred stock, $.001 par value;
   1,000,000 shares authorized;
   no shares issued and outstanding                  -                 -
  Common stock, $.001 par value;
   20,000,000 shares authorized;
   3,073,800 shares issued and outstanding          3,074             1,274
  Additional paid-in capital                        7,909               821
  Accumulated deficit during the
   development stage                               (3,483)           (3,403)
                                            -------------     -------------
     Total stockholders' equity                     7,500            (1,308)
                                            -------------     -------------
     Total liabilities and
      stockholders' equity                  $       7,500     $        -
                                            =============     =============

   The accompanying notes are an integral part of the financial statements.

                           VENDALUX CORPORATION
                      (A Development Stage Company)
                         Statements of Operations
                              (Unaudited)



                                                                 Cumulative
                                                                    From
                                          For the Six            Inception
                                         Months  Ended         (May 4, 1992)
                                         September 30,       to September 30,
                                       1999         1998            1999
                                    ----------   ----------  ----------------

Revenues                            $     -      $     -     $           -
                                    ----------   ----------  ----------------
Operating expenses

  General and Administrative              -              30             3,212
  Amortization                            -            -                  271
                                    ----------   ----------  ----------------
Total operating expenses                  -              30             3,483
                                    ----------   ----------  ----------------
Net (loss)                          $     -      $      (30) $         (3,483)
                                    ==========   ==========  ================
Basic and diluted (loss)
 per common share                   $     -      $     -     $           -
                                    ==========   ==========  ================

Weighted average number of
 common shares used in per
 share calculation                   1,883,636    1,273,800         1,091,882
                                    ==========   ==========  ================


   The accompanying notes are an integral part of the financial statements.

                            VENDALUX CORPORATION
                       (A Development Stage Company)
               Statement of Changes in Stockholders' Equity
          From Inception (May 4, 1992) Through September 30, 1999

                                                                                 Accumulated
                                                                                 Deficit
                                                 Common Stock      Additional    During the
                                                                   Paid-In       Development
                                            Shares         Amount  Capital       Stage          Total
                                           --------    ----------- ----------    -----------   -----------
Issuance of common stock for cash,
    .001 per share on May 4, 1992           400,000      $     400  $     100     $     -       $      500

Net (loss)                                     -              -          -              (270)         (270)
                                         ----------      ---------  ---------     ----------    ----------
Balances at March 31, 1993                  400,000            400        100           (270)          230

Net (loss)                                     -              -          -            (1,706)       (1,706)

Contribution to capital,
   on September 30, 1993                       -              -           500           -              500

Sale of shares in private placement,
   .001 per share, on September 30, 1993     24,600             25        221           -              246

Issuance of shares for services
   .001 per share                           849,200            849       -              -              849
                                         ----------      ---------  ---------     ----------    ----------
Balances at March 31, 1994                1,273,800          1,274        821         (1,976)          119

Net (loss)                                     -              -          -              (854)         (854)
                                         ----------      ---------  ---------     ----------    ----------
Balances at March 31, 1995                1,273,800          1,274        821         (2,830)         (735)

Net (loss)                                     -              -          -              (214)         (214)
                                         ----------      ---------  ---------     ----------    ----------
Balances at March 31, 1996                1,273,800          1,274        821         (3,044)         (949)

Net (loss)                                     -              -          -              (214)         (214)
                                         ----------      ---------  ---------     ----------    ----------
Balances at March 31, 1997                1,273,800          1,274        821         (3,258)       (1,163)

Net (loss)                                     -              -          -              (115)         (115)
                                         ----------      ---------  ---------     ----------    ----------
Balances at March 31, 1998                1,273,800          1,274        821         (3,373)       (1,278)

Net (loss)                                     -              -          -              (110)         (110)
                                         ----------      ---------  ---------     ----------    ----------
Balances at March 31, 1999                1,273,800      $   1,274  $     821     $   (3,483)   $   (1,388)

Contribution to capital                        -              -         1,388           -            1,388

Sale of shares in private placement,
   .001 per share, on July 30, 1999       1,800,000          1,800      5,700           -            7,500

Net income (loss)                              -              -          -              -             -
                                         ----------      ---------  ---------     ----------    ----------
Balances at September 30, 1999            3,073,800      $   3,074  $   7,909     $   (3,483)   $    7,500
                                         ==========      =========  =========     ==========    ==========

  The accompanying notes are an integral part of these financial statements.

                           VENDALUX CORPORATION
                      (A Development Stage Company)
                         Statements of Operations
                              (Unaudited)

                                                                 Cumulative
                                                                    From
                                          For the Six            Inception
                                         Months  Ended         (May 4, 1992)
                                         September 30,       to September 30,
                                       1999         1998            1999
                                    ----------   ----------  ----------------
Cash Flows From Operating Activities
  Net (loss)                        $     -      $      (30) $        (3,483)
  Add item not requiring the use
   of cash
    Amortization                          -            -                 271
    Issuance of stock for services        -            -                 849
  Increase (decrease) in
   accounts payable                       -              30            1,388
                                    ----------   ----------  ---------------
Net cash flows from operating
 activities                               -            -                (975)
                                    ----------   ----------  ---------------
Cash Flows From Investing Activities
  Organization costs                      -            -                (271)
                                    ----------   ----------  ---------------
Net cash flows from investing
 activities                               -            -                (271)
                                    ----------   ----------  ---------------
Cash Flows From Financing Activities
  Contribution to capital                 -            -                 500
  Sale of common stock                   7,500         -               8,246
                                    ----------   ----------  ---------------
Net cash flows from financing
 activities                              7,500         -               8,746
                                    ----------   ----------  ---------------
Net increase in cash                     7,500         -               7,500

Cash balance at beginning of period       -            -                -
                                    ----------   ----------  ---------------
Cash balance at end of period       $    7,500   $     -     $         7,500
                                    ==========   ==========  ===============
Non-Cash Transactions
  Issuance of stock for services    $     -      $     -     $           849
                                    ==========   ==========  ===============

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

Basic and Diluted Loss Per Share
--------------------------------
In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No.128, Earnings Per Share. Statement No. 128 revised the manner in which loss per share is calculated. Basic and diluted loss per common share was restated for all periods presented; however, the effect of the change to loss per share as previously presented for those periods was not material.

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to stock options. There were no stock options outstanding as of September 30, 1999. Therefore, basic and diluted loss per share is the same.

Development Stage Enterprise
----------------------------
Since inception, the Company has spent most of its efforts in developing and marketing various products, however it has not yet had sales sufficient to sustain operations and has relied upon financing from shareholders and occasional issuance of its common stock. Therefore, the Company is considered to be in the development stage.

Cash and Cash Equivalents
-------------------------
The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

2. INCOME TAXES

The fiscal year end of the Company is March 31st and an income tax return has not been filed. However, if an income tax return had been filed, the Company would have a net operating loss carryforward of $3,483 that would begin expiring in the year 2013.

                             VENDALUX CORPORATION
                        (A Development Stage Company)
                        Notes to Financial Statements

3. STOCK OPTION PLAN

The Company has stock option plans for directors, officers, employees, advisors, and employees of companies that do business with the Company, which provide for non-qualified and qualified stock options. The Stock Option Committee of the Board determines the option price which cannot be less than the fair market value at the date of the grant or 110% of the fair market value if the Optionee holds 10% or more of the Company's common stock. The price per share of shares subject to a Non-Qualified Option shall not be less than 85% of the fair market value at the date of the grant. Options generally expire either three months after termination of employment, or ten years after date of grant (five years if the optionee holds 10% or more of the Company's common stock at the time of grant). No options are outstanding as of September 30, 1999.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------
Vendalux Corporation, a Delaware corporation, (the "Company") was incorporated under the laws of the State of Delaware on May 4, 1992. Since the Company's incorporation, it has had limited activity and currently has no operations.

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

The Company has been in discussion with a corporation on a possible merger which would be classified as "reverse acquisitions" in that the corporation acquired would control the Company's management. Although the Company is hopeful that this discussion will lead to an acquisition, no contracts have been entered and the Company cannot be certain if any contract will be entered. The Company anticipates prior to any mergers or acquisition that a shareholder vote would be required and the Company would file a proxy or information statement with the Securities and Exchange Commission.

Liquidity and Capital Resources
-------------------------------
As of September 30, 1999, the Company had $7,500 in assets and no liabilities. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting costs. For the three and six months ended September 30, 1999, the Company had no revenue or expenses. The Company had no expenses as its prior president performed all accounting and legal work without charge to the Company. With the change in control of the Company, the Company anticipates increase expenses associated with accounting and legal expense.

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

                                      Vendalux Corporation
                                      [Registrant]

Dated: November 12, 1999           By: /S/ Michael Labertew
                                       President and Principal Financial
                                       Officer