Form 10QSB
period 1999-12-31
VENDALUX CORP
filed 2000-02-23
CIK 919601

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    December 31, 1999

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

(1)  Yes  X  No     (2)  Yes X        No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                           3,073,800
------------------------------                  ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of February 15, 2000

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

                        VENDALUX CORPORATION
                    (A Development Stage Company)
                  Statements of Financial Position





                          VENDALUX CORPORATION
                      (A Development Stage Company)
                    Statements of Financial Position




                                                 December 31,   December 31,
                                                    1999          1998
                                                 -----------  ------------

                           ASSETS

Current assets - cash                            $    7,500   $      -


Total assets                                     $    7,500   $      -
                                                 ===========  ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - accounts payable                $2,269        $1,323
                                                 -----------  ------------


Stockholders' equity
  Preferred stock, $.001 par value; 1,000,000 shares
  authorized; no shares issued and outstanding          -             -

Common stock, $.001 par value; 20,000,000 shares
  authorized; 3,073,800 shares issued
  and outstanding                                      3,074         1,274

Additional paid-in capital                             7,909           821

Accumulated deficit during the development stage       5,752        (3,418)
                                                 -----------  ------------


Total stockholders' equity                            (5,231)       (1,323)
                                                 -----------  ------------

Total liabilities and stockholders' equity        $    7,500  $       -
                                                 ===========  ============



   The accompanying notes are an integral part of the financial statements.





                        VENDALUX CORPORATION
                      (A Development Stage Company)
                        Statements of Operations

                                                                From
                                          For the nine       Inception
                                          months ended      (May 4,1992)
                                          December 31,    to December 31,
                                              1999          1998        1999
                                          -----------  -----------  -----------

Revenues                                  $      -     $      -     $      -
                                          -----------  -----------  -----------
Operating expenses

  General and Administrative                    2,269          45         5,481
  Amortization                                   -            -             271
                                          -----------  -----------  -----------

Total operating expenses                        2,269          45         5,752
                                          -----------  -----------  -----------


Net (loss)                                $    (2,269)$        (45)$     (5,752)
                                           =========== ============ ============

Basic and diluted (loss)
 per common share                         $      -    $       -    $       -
                                          =========== ============ ============


Weighted average number of common
 shares used in per share calculation     $2,281,800  $1,273,800    $1,157,072
                                         =========== ===========   ===========



The accompanying notes are an integral part of the financial statements.





                             VENDALUX CORPORATION
                        (A Development Stage Company)
                   Statement of Changes in Stockholders' Equity
                  From Inception (May 4, 1992) Through December 31,1999




                                                                         Accumulated
                                                                         Deficit
                                     Common Stock          Additional    During the
                                                           Paid-In       Development
                               Shares        Amount          Capital     Stage            Total
                              ------------  ------------  ------------  ------------  ------------

Issuance of common stock
for cash, .001 per share
 on May 4, 1992                     400,000   $      400   $       100   $      -      $        500

Net (loss)                             -             -             -             (270)         (270)
                               ------------  ------------  ------------  ------------  ------------
Balances at March 31, 1993          400,000          400           100           (270)          230

Net (loss)                             -              -            -           (1,706)       (1,706)

Contribution to capital,
on December 31, 1993                   -              -            500           -              500

Sale of shares in private placement,
 .001 per share,
on December 31, 1993                  24,600           25          221           -              246

Issuance of shares for services
 .001 per share                       849,200          849         -              -              849
                                ------------  ------------  ------------  ------------  ------------

Balances at March 31, 1994         1,273,800        1,274           821         (1,976)         119

Net (loss)                              -            -            -               (854)        (854)
                                ------------  ------------  ------------  ------------  ------------

Balances at March 31, 1995         1,273,800        1,274           821         (2,830)        (735)

Net (loss)                              -            -             -              (214)        (214)
                                ------------  ------------  ------------  ------------  ------------

Balances at March 31, 1996         1,273,800        1,274           821         (3,044)        (949)

Net (loss)                              -            -             -              (214)        (214)
                                ------------  ------------  ------------  ------------  ------------

Balances at March 31, 1997         1,273,800        1,274           821        ( 3,258)       (1,163)

Net (loss)                              -            -             -              (115)         (115)
                                ------------  ------------  ------------  ------------  ------------

Balances at March 31, 1998         1,273,800        1,274           821         (3,373)       (1,278)

Net (loss)                              -            -             -              (110)         (110)
                                ------------  ------------  ------------  ------------  ------------

Balances at March 31, 1999         1,273,800       $1,274          $821        $(3,483)      $(1,388)

Contribution to capitol                 -            -            1,388           -            1,388
                                ------------  ------------  ------------  ------------  ------------
Sales of shares in private
placement,.001 per share, on       1,800,000       1,800          5,700           -            7,500
July 30, 1999                   ------------  ------------  ------------- ------------  ------------

Net income loss                         -           -              -            (2,269)       (2,269)
                                ------------  ------------  ------------- ------------- -------------

Balances at December 31,1999       3,073,800         3,074          7,909        (5,752)        5,231
                                ------------  ------------  ------------- ------------- -------------

The accompanying notes are an integral part of these financial statements

                                VENDALUX CORPORATION
                            (A Development Stage Company)
                              Statements of Cash Flows





                                                                                 Cumulative
                                                                                    From
                                                         For the nine             Inception
                                                         months ended            (May 4,1992)
                                                         December, 31           To December 31
                                                            1999        1998         1999
                                                         -----------  -----------  -----------

Cash Flows From Operating Activities

Net (loss)                                             $   (2,269)  $       (45)  $   (5,752)

Add item not requiring the use
  of cash
Amortization                                                 -           -               271
Issuance of stock for services                               -           -               849

Increase (decrease) in accounts payable                        881           45        2,269
                                                       -----------  -----------  -----------


Net cash flows from operating activities                    (1,388)       -           (2,363)
                                                       -----------  -----------  -----------

Cash Flows From Investing Activities

Organization costs                                            -           -             (271)

Net cash flows from investing activities                      -           -             (271)
                                                      -----------  -----------   -----------

Cash Flows From Financing Activities
Contribution to capital                                     1,388         -            1,888
Sale of common stock                                        7,500         -            8,246
                                                      -----------  -----------   -----------

Net cash flows from financing activities                    8,888         -           10,134
                                                      -----------  -----------   -----------


Net increase in cash                                        7,500         -            7,500

Cash balance at beginning of period                          -            -             -
                                                      -----------  -----------   -----------

Cash balance at end of period                         $     7,500  $      -     $      7,500

                                                      ===========  ===========   ===========
Non-Cash Transactions
Issuance of stock for services                        $      -     $      -      $       849
                                                      ===========  ===========   ===========





The accompanying notes are an integral part of the financial statements.

                                 VENDALUX CORPORATION
                             (A Development Stage Company)
                             Notes to Financial Statements



1.ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to stock options. There were no stock options outstanding as of December 31, 1999. Therefore, basic and diluted loss per share is the same.

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


2.INCOME TAXES

The fiscal year end of the Company is March 31st and an income tax return has not been filed. However, if an income tax return had been filed, the Company would have a net operating loss carryforward of $5,752 that would begin expiring in the year 2013.

3.STOCK OPTION PLAN

The Company has stock option plans for directors, officers, employees, advisors, and employees of companies that do business with the Company, which provide for non-qualified and qualified stock options. The Stock Option Committee of the Board determines the option price which cannot be less than the fair market value at the date of the grant or 110% of the fair market value if the Optionee holds 10% or more of the Company's common stock. The price per share of shares subject to a Non-Qualified Option shall not be less than 85% of the fair market value at the date of the grant. Options generally expire either three months after termination of employment, or ten years after date of grant (five years if the optionee holds 10% or more of the Company's common stock at the time of grant). No options are outstanding as of December 31, 1999.

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

     In December 1999, the Company entered into a contract to acquire a company engaged in the manufacturing and marketing of digital products such as cameras and speakers. The Company in February 2000 terminated the contracted when certain information requested by the Company was not provided in the time frame required. The Company will continue to seek other potential merger or acquisition candidate.

Liquidity and Capital Resources
-------------------------------

     As of December 31, 1999, the Company had $7,500 in assets and $2,269 in liabilities. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting costs. For the three and nine months ended December 31, 1999, the Company had no revenue or expenses. The Company had $2,269 in expenses associated with its SEC filings and investigation and negotiations of a merger contract which was subsequently terminated.

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

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Vendalux Corporation
                                      [Registrant]

Dated: February 22, 2000            By:_________________________________
                                       Michael Labertew
                                       President and Principal Financial
                                       Officer