Form 10KSB
period 2002-03-31
VENDALUX CORP
filed 2003-05-27
CIK 919601

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
ACT OF 1934

     For the fiscal year ended       March 31, 2002
                                     -----------------
  [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________ to __________

                Commission File Number       0-23502
                                            ----------

                            Vendalux Corporation
              --------------------------------------------------
              (Exact name of registrant as specified in charter)

        Delaware                                    33-0601505
------------------------------                 -------------------------
State or other jurisdiction of                 (I.R.S. Employer I.D. No.)
incorporation or organization

8800 North Gainey Center Drive, Suite 256, Scottsdale, Arizona    85258
--------------------------------------------------------------- ---------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code (480) 443-0851
                                               ---------------
Securities registered pursuant to section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
        None                                             N/A
------------------                  -----------------------------------------

Securities registered pursuant to section 12(g) of the Act:

                    Common Stock, par value $0.001 per share
                    ----------------------------------------
                             (Title of class)

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1)  Yes [ ]  No [X]  (2)  Yes[X]  No  [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    [ ]

  State issuer's revenues for its most recent fiscal year: $-0-

  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Company's common stock does not have a trading market.

  As of May 7, 2003, the Registrant had 3,073,800 shares of common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: NONE

                                    PART I

                      ITEM 1. DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
-------------------------------------------------

     This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as "forward-looking statements."

BUSINESS
--------

     The Company was incorporated in Delaware on May 4, 1992. The Company has had no operations and is currently seeking an acquisition or merger to bring an operating entity into the Company. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

     The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources, it may be difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders. The Company will select any potential business opportunity based on management's business judgment.

     The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without the consent, vote, or approval of the Company's shareholders. The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.


                  ITEM 2. DESCRIPTION OF PROPERTIES

     The Company's administrative offices are provided by the Company's president, Tom Hofer. Without current operations, the space provided by Mr. Hofer is adequate for the Company's needs.

                        ITEM 3. LEGAL PROCEEDINGS

     None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended March 31, 2002.

                                PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock is not listed for trading. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At April 3, 2003, the Company had approximately 109 shareholders.

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW
--------

     Since its organization, the Company has not produced any revenue. The Company has been unable to locate another business opportunity and currently has no material operations.

     Management of the Company believes the best chance to obtain value for the shareholders is to seek a merger or acquisition with an existing business. At this time, management has been unable to locate any potential mergers or acquisitions.

     The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Company to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reach for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred.

     Currently, management is not able to determine the time or resources that will be necessary to locate and acquire or merge with a business prospect. There is no assurance that the Company will be able to acquire an interest in any such prospects, products or opportunities that may exist or that any activity of the Company, regardless of the completion of any transaction, will be profitable.

     If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's shareholders due to the issuance of stock to acquire such an opportunity.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of March 31, 2002, the Company had only nominal assets and liabilities of $511. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company's reporting obligations to the Securities and Exchange Commission. Current management has indicated a williness to help support the Company's ongoing expenses through the purchase of securities of the Company.

     For the twelve months ended March 31, 2002, the Company had $639 in expenses related to maintaining its corporate status, and paying accounting and legal fees. Management anticipates only nominal continuing expenses.

     Since inception the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting cost. There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities. The Company's financial statements contain a going concern on the Company's ability to continue in business.

     Management does not anticipate employing any employees in the future until a merger or acquisition can be accomplished. Management will continue to rely on outside consultants to assist in its corporate filing requirements.

RESULTS OF OPERATIONS
---------------------

     The Company has not had no revenue since inception. The Company continues to suffer a small loss related to maintaining its corporate status and reporting obligations.


                     ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company are set forth immediately following the signature page to this Form 10-KSB.


         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

                                PART III


     ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


     The following table sets forth as of March 25, 2002, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

   Name           Age      Position       Director of Officer Since
   ----           ---      --------       -------------------------
Tom Hofer         56        President and           1999
                            Director

     Set forth below is certain biographical information regarding the Company's executive officer and director.

     Tom Hofer for the past five years has been a private business consultant in Scottsdale, Arizona.

     Except as indicated below, to the knowledge of management, during the past five years, no present or former director, or executive officer of the
Company:

     (1)filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

     (2)was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3)was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

           (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

          (ii) engaging in any type of business practice; or

         (iii)engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

     (4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

     (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

     (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Tom Hofer, the Company's only officer and director, filed a form 3 late and Jeff Holmes, a ten percent stock holder filed a form 3 late.


                   ITEM 10.  EXECUTIVE COMPENSATION

                       SUMMARY COMPENSATION TABLE

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at March 31, 2002, the end of the Company's last completed fiscal year):

                                                  Long Term Compensation
                                                  ----------------------

                     Annual Compensation              Awards         Payouts

                                            Other      Restricted
Name and                                   Annual      Stock     Options LTIP     All other
Principal Position Year  Salary  Bonus($) Compensation Awards   /SARs   Payout
Compensation
------------------ ----  ------  -------- ------------ ------   ------- ------  ------------
Tom Hofer           2002   $-0-     -0-       -0-         -0-      -0-     -0-       -0-
President and CEO
                    2001    -0-     -0-       -0-         -0-      -0-     -0-       -0-

                    2000    -0-     -0-       -0-         -0-      -0-     -0-       -0-
-----------------

     Cash Compensation

     There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended March 31, 2002, 2001, and 2000.

     Bonuses and Deferred Compensation

      None.

     Compensation Pursuant to Plans.

      None.

     Pension Table

      None.

     Other Compensation

      None.

     Compensation of Directors.

      None.

     Termination of Employment and Change of Control Arrangement

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

    The following table sets forth as of April 3, 2003, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 3,073,800 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title
 of          Name of            Amount and Nature of     Percentage
Class    Beneficial Owner       Beneficial Ownership(1)   of Class
-----    ----------------       --------------------     ----------
Common   Tom Hofer                      1,366,034             44.44%
         8800 North Gainey
         Center Drive
         Suite 256
         Scottsdale, AZ

Common   Jeff Holmes                    1,366,033            44.44%
         600 Highway 50
         Pinewild at Marla Bay
         Unit 101
         Zephyr Cove, NV

OFFICERS, DIRECTORS AND NOMINEES:

Common   Tom Hofer                    ----------See Above----------
         All Officers
         and Directors
         as a Group (1 person)          1,366,034            44.44%

(1) Indirect and Direct ownership are referenced by an "I" or "D", respectively. All shares owned directly are owned beneficially and of record and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                   TRANSACTIONS WITH MANAGEMENT AND OTHERS.

     During the fiscal year ended March 31, 2002, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest. In 1999, the Company approved the issuance of 900,000 shares of common stock to Mr. Hofer and 900,000 shares to Jeff Holmes for an aggregate purchase price of $7,500. At the time of the transaction the Company had no money to pay for keeping the corporate status or paying ongoing legal and accounting expenses. These shares of common stock were purchased with a promissory note which was paid off in 2003. The Company issued the shares for the note in 2003 when the note was paid in full.

     INDEBTEDNESS OF MANAGEMENT

     Except as set forth above, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

     TRANSACTIONS WITH PROMOTERS

     There have been no transactions between the Company and promoters during the last fiscal year.

             ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                  Page
-----------------                                                  ----

Independent Auditor's Report                                        F-1

Balance Sheets                                                      F-2

Statements of Operations                                            F-3

Statement of Stockholders' Equity                                 F-4-5

Statements of Cash Flows                                            F-6

Notes to Financial Statements                                    F-7-10

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

              SEC
Exhibit     Reference
Number       Number     Title of Document           Location
-------     ---------   -----------------           -------------
Item 3      Articles of Incorporation and Bylaws

 3.01           3       Articles of Incorporated      Incorporation
                                                      by reference*

 3.02           3       Bylaws                        Incorporated
                                                      by reference*

Item 4      Instruments Defining the Rights of Security Holders
-------     ---------------------------------------------------
 4.01           4       Specimen Stock Certificate    Incorporated
                                                      by reference*


99.01          99       Certification Pursuant to 906  This Filing

* Incorporated by reference from the Company's registration statement on form 10-SB filed with the Commission, SEC file no. 0-23502.

                       ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We believe our disclosure controls and procedures (as defined in Sections 13a-14c and 15d-14c of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures within 90 days of this filing.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                Vendalux Corporation

                                       /s/
Date: May 7, 2003            By: Tom Hofer, President and Director
                                (Principal Executive Officer)

                            CERTIFICATION

I, Tom Hofer, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Vendalux
Corporation.

2. Base on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report(the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors ( or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls' and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003

By:   /s/
   ---------------------------------
   Tom Hofer
   (Chief Executive Officer and Chief Financial Officer)

                           VENDALUX CORPORATION
                       (A Development Stage Company)


CONTENTS


                                                                   PAGE


Independent Auditor's Report                                        F-1

Balance Sheets                                                      F-2

Statements of Operations                                            F-3

Statement of Stockholders' Equity                                 F-4-5

Statements of Cash Flows                                            F-6

Notes to Financial Statements                                    F-7-10

Independent Auditor's Report

Board of Directors
VENDALUX CORPORATION


I have audited the accompanying balance sheet of Vendalux Corporation (A development stage company) as of March 31, 2002 and the related statements of operations, stockholders' equity and cash flows for the two years then ended and from April 1, 1994 to March 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audits. The financial statements of Vendalux Corporation for the year ended March 31, 1994 and from inception (May 4, 1992) to March 31, 1994, were audited by another auditor whose report thereon, dated July 7, 1994 expressed an unqualified opinion.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vendalux Corporation (A development stage company) as of March 31, 2002 and the results of its operations and its cash flows for the two years then ended and from (May 4, 1992) to March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4, the Company is a development stage company. The Company has limited operating capital with no revenue from operations. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. Management's plans in regard to these matters are also described in Note 4. These factors raise substantial doubt about the Company's ability to continue as a going concern.



David Thomson, CPA
Salt Lake City, Utah
January 23, 2003

                          VENDALUX CORPORATION
                    (A Development Stage Company)

                             BALANCE SHEETS

                                ASSETS

                                                                March 31,
                                                                  2002
                                                               ----------

CURRENT ASSETS:
     Cash in bank                                              $        0
     Prepaid expense                                                   30
                                                                ----------
               Total Current Assets                                    30
                                                                ----------
TOTAL ASSETS                                                   $       30
                                                                ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                          $      300
     Franchise tax payable                                            211
                                                                ----------
               Total Current Liabilities                              511
                                                                ----------

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock; $.001 par value;
      1,000,000 shares authorized;
      no shares issued and outstanding                                  0
     Common stock; $.001 par value,
      20,000,000 shares authorized;
      3,073,800 shares issued and outstanding                       3,074
     Additional paid-in capital                                     7,909
     Common stock subscribed                                       (1,457)
     Earnings (deficit) accumulated during
      the development stage                                       (10,007)
                                                                ----------

         Total Stockholders' Equity (Deficit)                        (481)
                                                                ----------
TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                    $       30
                                                                ==========

  The accompanying notes are an integral part of these financial statements.

                          VENDALUX CORPORATION
                     (A Development Stage Company)

                       STATEMENTS OF OPERATIONS



                                                              From Inception
                                    For The      For The      (May 4, 1992)
                                  Year Ended   Year Ended           To
                                   March 31,    March 31,       March 31,
                                     2002         2001             2002
                                 ------------  ----------    ---------------
REVENUE:                           $      0     $      0       $       0

EXPENSES:
     General and administrative         639        1,198           9,963
                                   --------     --------        ---------
                                        639        1,198           9,963
                                   --------     --------        ---------
INCOME (LOSS) FROM OPERATIONS          (639)      (1,198)         (9,963)

OTHER INCOME (EXPENSE)
     Interest expense                   (21)         (22)            (44)
                                   --------     --------        ---------

NET INCOME (LOSS) BEFORE INCOME
 TAXES                                 (660)      (1,220)        (10,007)

     Provision for income taxes           0            0               0
                                   --------     --------        ---------
NET INCOME (LOSS)                  $   (660)    $ (1,220)      $ (10,007)
                                   ========     ========        =========
EARNINGS (LOSS) PER SHARE          $  (0.00)    $  (0.00)
                                   ========     ========

WEIGHTED NUMBER OF SHARES
 OUTSTANDING                      3,073,800    3,073,800
                                  =========    =========


  The accompanying notes are an integral part of these financial statements.

                         VENDALUX CORPORATION
                      (A Development Stage Company)

                    STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                                      Deficit
                                                                                                    Accumulated
                                                  Common Stock       Additional     Common           During the
                                              --------------------    Paid-In       Stock           Development
                                               Shares      Amount     Capital     Subscribed           Stage
                                            ----------  ----------   ----------- -------------     -------------

BALANCE, May 4, 1992 (inception)                    0   $       0    $       0   $         0       $         0

Common stock issued for cash at
 of $.00125 per share                         400,000         400          100             0                 0

Net loss from inception through March 31, 1993      0           0            0             0              (270)
                                            ---------      -------       ------        ------           -------
Balance March 31, 1993                        400,000         400          100             0              (270)

Contributed capital for expenses                    0           0          500             0                 0

Common stock issued for cash at $.01 per share
  in a private placement September 30, 1993    24,600          25          221             0                 0

Common stock issued for services valued at
  $.001 per share March 1, 1994               849,200         849            0             0                 0

Net loss for the year ended March 31, 1994          0           0            0             0            (1,706)
                                            ---------      -------       ------        ------           -------
Balance, March 31, 1994                     1,273,800       1,274          821             0            (1,976)

Net loss for the year ended March 31, 1995          0           0            0             0              (854)
                                            ---------      -------       ------        ------           -------
Balance, March 31, 1995                     1,273,800       1,274          821             0            (2,830)

Net loss for the year ended March 31, 1996          0           0            0             0              (214)
                                            ---------      -------       ------        ------           -------
Balance, March 31, 1996                     1,273,800       1,274          821             0            (3,044)

Net loss for the year ended March 31, 1997          0           0            0             0              (214)
                                            ---------      -------       ------        ------           -------
Balance, March 31, 1997                     1,273,800       1,274          821             0            (3,258)

Net loss for the year ended March 31, 1998          0           0            0             0              (115)
                                            ---------      -------       ------        ------           -------
Balance, March 31, 1998                     1,273,800       1,274          821             0            (3,373)
                                            ---------      -------       ------        ------           -------

                                VENDALUX CORPORATION
                            (A Development Stage Company)

                          STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Continued)



                                                                                                      Deficit
                                                                                                    Accumulated
                                                  Common Stock       Additional     Common           During the
                                              --------------------    Paid-In       Stock           Development
                                               Shares      Amount     Capital     Subscribed           Stage
                                            ----------  ----------   ----------- -------------     -------------

Balance, March 31, 1998                      1,273,800   $ 1,274     $   821       $     0           $  (3,373)

Net loss for the year ended March 31, 1999           0         0           0             0                (110)
                                            ----------     -------    ------        ------              -------
Balance, March 31, 1999                      1,273,800     1,274           0           821              (3,483)

Capital contributed for expenses                     0         0       1,388             0                   0

Common stock subscribed for cash at
  approximately $.00417 in a private placement
  on July 30, 1999                           1,800,000     1,800       5,700        (7,500)                  0

Net loss for the year ended March 31, 2000           0         0           0             0              (4,644)
                                            ----------     -------    ------        ------              -------
Balance, March 31, 2000                      3,073,800     3,074       7,909        (7,500)             (8,127)

Payment on subscribed common stock                   0         0           0         4,755                   0

Net loss for the year ended March 31, 2001           0         0           0             0              (1,220)
                                            ----------     -------    ------        ------              -------
Balance, March 31, 2001                      3,073,800     3,074       7,909        (2,745)             (9,347)

Payment on subscribed common stock                   0         0           0         1,288                   0

Net loss for the year ended March 31, 2002           0         0           0             0                (660)
                                            ----------     -------    ------        ------              -------
Balance, March 31, 2002                      3,073,800   $ 3,074     $ 7,909       $(1,457)          $
(10,007)
                                            ==========     =======    =======       =======
========


  The accompanying notes are an integral part of these financial statements.

                             VENDALUX CORPORATION
                        (A Development Stage Company)

                          STATEMENTS OF CASH  FLOWS

                                                              From Inception
                                       For The    For The      (May 4, 1992)
                                     Year Ended  Year Ended        To
                                      March 31,   March 31,      March 31,
                                        2002        2001          2002
                                    -----------  -----------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                             $ (660)    $  (1,220)    $  (10,007)
   Adjustments to reconcile net loss
    to net cash used by operating
    activities
     Common stock issued for services        0             0            849
     Changes in assets and liabilities
      (Increased) in prepaid expenses      (30)            0            (30)
       Increase (decrease) in accounts
        payable                           (598)       (3,645)           300
       Increase (decrease) in
        franchise tax payable                0           110            211
       Cash Flows (Used)
         by Operating Activities        (1,288)       (4,755)        (8,677)
                                        -------       -------        -------

CASH FLOW FROM INVESTING ACTIVITIES:         0             0              0
CASH FLOWS FROM FINANCING ACTIVITIES:
     Contributed capital for expenses        0             0          1,888
     Issuance of common stock for cash       0             0            746
     Payments on common stock
       subscribed                        1,288         4,755          6,043
                                        -------       -------        -------
       Cash Flows Provided by
        Financing Activities             1,288         4,755          8,677
                                        -------       -------        -------
NET INCREASE (DECREASE) IN CASH              0             0              0

CASH - BEGINNING OF PERIOD                   0             0              0
                                        -------       -------        -------
CASH - END OF PERIOD                    $    0     $       0     $        0
                                        =======       =======        =======
CASH PAID FOR
   Interest                             $    0     $       0     $        0
                                        =======       =======        =======
   Income taxes                         $    0     $       0     $        0
                                        =======       =======        =======
NON-CASH FINANCING ACTIVITIES
   Common stock issued for services     $    0     $       0     $      849
                                        =======       =======        =======

  The accompanying notes are an integral part of these financial statements.

                           VENDALUX CORPORATION
                      (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS

NOTE   1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - The Company was organized under the laws of the State of Delaware on May 4, 1992 and has elected a fiscal year end of March 31st. The Company was incorporated for the purpose of seeking out business opportunities, including acquisitions. Since inception the Company has had very little activity with no business operations or revenue from operations. Most of its expenses to date have been for organizational costs, cost to maintain the Company's existence and corporate status, and expenses related to examining business opportunities. The Company is considered a development stage company as defined in SFAS No. 7. The Company has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Net Earnings Per Share - The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period presented.

Income Taxes - Income tax expenses includes federal and state taxes currently payable and deferred taxes arising from temporary differences between income for financial reporting and income tax purposes. Due to losses from inception, the Company has no tax liability. At this time the Company has no deferred taxes arising from temporary differences between income for financial reporting and income tax purposes.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the years ended March 31, 2002 and 2001, the Company did not have non-cash investing or financing activities.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition - The Company has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

                           VENDALUX CORPORATION
                      (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS

NOTE   2 - COMMON STOCK TRANSACTIONS

The Company at inception issued 400,000 shares of its common stock at $.00125 per share for $500. The Company issued 24,600 shares of its common stock at $.01 per share on September 30, 1993 in a private placement.

On March 1, 1994 the Company issued 849,200 shares of its common stock for services valued at $.001 per share for a total value of $849.

On July 30, 1999, the Company sold 1,800,000 shares of its common stock through a common stock subscription at approximately $.00417 per share for $7,500. The amounts remaining on the stock subscription receivable at March 31, 2002 have been deducted from the equity section of the financial statements in a line item called common stock subscribed. Subsequent to September 30, 2002 the common stock receivable was fully paid.

NOTE    3 - RELATED PARTY TRANSACTIONS

An officer of the Company is providing a mailing address to the Company without charge. This service has been determined by the Company to have only nominal value. During the years ended March 31, 2002 and 2001 no compensation has been paid or accrued to any officers or directors of the Corporation because amounts are only of a nominal value. Officers and stockholders from time to time have contributed operating capital to the company to pay operating expenses. The total amount contributed through March 31, 2002 is $1,888.

NOTE    4   GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in the financial statements, the Company had an accumulated deficit of $10,007 for the year ended March 31, 2002. The Company has not yet established revenues sufficient to cover its operating cost, which creates doubt as to whether it can continues as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it is able to consummate a merger with an existing operating company or engage in profitable business operations. It the Company is unable to obtain adequate capital it could be forced to cease operations.

                           VENDALUX CORPORATION
                      (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS

NOTE    4   GOING CONCERN - Continued

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to success fully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE    5   INCOME TAXES

Income tax expense consists of the following components:

                                                           2002        2001
                                                         -------     --------
     Current                                        $        -       $     -

     Estimated deferred tax liability (benefits)        ( 1,486)      ( 1,387)
     Less valuation allowance                             1,486         1,387
                                                        --------      --------
     Net                                            $        -       $     -
                                                        ========      ========

At March 31, 2002, and 2001, the Company had net federal operating losses
(NOLs) of $10,007, and $9,347, which can be carried forward to offset operating income. The net operating losses expire between the years 2008 and 2022. A valuation allowance of $1,486, and $1,387 has been established each year for those tax credits, which are not expected to be realized. The change in the NOL benefit for 2002, and 2001 was $99 and $175.

                           VENDALUX CORPORATION
                      (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS


NOTE    5   INCOME TAXES - CONTINUED

The Company has recently filed federal tax returns for the years ended March 31, 2002, 2001 and 2000. The Company is unsure as to whether federal tax returns were filed prior to March 31, 2000. It may have no operating loss carryforwards for the years prior to March 31, 2002 if such losses have not been established for tax purposes by the filing of applicable tax returns. The Company is current with its filings with the State of Delaware. In any event, the Company is not recording any tax benefit from operating losses in these financial statements.

NOTE    6   STOCK OPTION PLAN

The Company has a Stock Option Plan for directors, officers, employees, advisors, and employees of companies that do business with the Company, which provide for non-qualified and qualified stock options. The stock option committee of the Board determines the option price which cannot be less than the fair market value at the date of the grant of 110% of the fair market value if the Optionee holds 10% or more of the Company's common stock. The price per share of stock subject to a non-qualified option shall not be less than 85% of the fair market value at the date of the grant. Options generally expire either three months after termination of employment, or ten years after the date of grant (five years if the Optionee holds 10% or more of the Company's common stock at the time of grant). No options are outstanding under the Plan.