Form 10QSB
period 2002-06-30
VENDALUX CORP
filed 2003-05-27
CIK 919601

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended: June 30, 2002

[ ]     Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

        For the Transition Period from _____________ to ____________

                    Commission File Number   0-23502
                                             -------

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

 8800 North Gainey Ranch Center Drive, Suite 256, Scottsdale, Arizona 85258
 --------------------------------------------------------------------------
         (Address of principal executive offices and Zip Code)

                                 (480) 453-0851
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes     No X    (2)  Yes X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                         3,073,800
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of May 7, 2003

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

                            VENDALUX CORPORATION
                       (A Development Stage Company)

                             BALANCE SHEETS

ASSETS

                                                     June 30,     March 31,
                                                       2002          2002
                                                   ----------     ---------
                                                  (Unaudited)

CURRENT ASSETS:
     Cash in bank                                  $       0      $       0
     Prepaid expense                                      30             30
                                                   ----------     ----------
               Total Current Assets                       30             30
                                                   ----------     ----------
TOTAL ASSETS                                       $      30      $      30
                                                   ==========     ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                              $     318      $     300
     Franchise tax payable                               211            211
                                                   ----------     ----------
               Total Current Liabilities                 529            511
                                                   ----------     ----------

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock; $.001 par value;
       1,000,000 shares authorized;
       no shares issued and outstanding all periods        0              0
     Common stock; $.001 par value;
       20,000,000 shares authorized;
       3,073,800 shares issued and outstanding
       all periods                                     3,074          3,074
     Additional paid-in capital                        7,909          7,909
     Common stock subscribed                          (1,457)        (1,457)
     Earnings (deficit) accumulated during
       the development stage                         (10,025)       (10,007)
                                                   ----------     ----------
               Total Stockholders' Equity (Deficit)     (499)          (481)
                                                   ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY        $      30      $      30
                                                   ==========     ==========

  The accompanying notes are an integral part of these financial statements.

                             VENDALUX CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS



                                  For The        For The      From Inception
                               Three Months    Three Months    (May 4, 1992)
                                  Ended           Ended             To
                                 June 30,        June 30,        June 30,
                                   2002            2001            2002
                               -----------    -------------   --------------
                               (Unaudited)     (Unaudited)      (Unaudited)

REVENUE:                         $      0         $         0       $         0

EXPENSES:
     General and administrative         0              200           9,963
                                 ---------     -----------     -----------
                                        0              200           9,963
                                 ---------     -----------     -----------

INCOME (LOSS) FROM OPERATIONS           0             (200)         (9,963)

OTHER INCOME (EXPENSE)
     Interest expense                 (18)             (14)            (62)
                                 ---------     -----------     -----------
NET INCOME (LOSS) BEFORE INCOME
 TAXES                                (18)            (214)        (10,025)
     Provision for income taxes         0                0               0
                                 ---------     -----------     -----------
NET INCOME (LOSS)                $    (18)     $      (214)    $   (10,025)
                                 =========     ===========     ===========
EARNINGS (LOSS) PER SHARE        $   0.00      $      0.00
                                 =========     ===========
WEIGHTED NUMBER OF SHARES
 OUTSTANDING                    3,073,800        3,073,800
                                ==========     ===========

  The accompanying notes are an integral part of these financial statements.

                            VENDALUX CORPORATION
                       (A Development Stage Company)

                          STATEMENTS OF CASH  FLOWS



                                                      For The        For The      From Inception
                                                    Three Months   Three Months   (May 4, 1992)
                                                      Ended           Ended             To
                                                     June 30,        June 30,        June 30,
                                                      2002             2001            2002
                                                  --------------  --------------   -------------
                                                    (Unaudited)      (Unaudited)     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                          $      (18)    $      (214)    $  (10,025)
   Adjustments to reconcile net loss to net
   cash used by operating activities
     Common stock issued for services                         0               0           849
     Changes in assets and liabilities
        (Increased) in prepaid expenses                       0               0           (30)
        Increase (decrease) in accounts payable              18             214           318
        Increase (decrease) in franchise tax payable          0               0           211
                                                     ----------     -----------     ---------
       Cash Flows (Used) by Operating Activities              0               0        (8,677)
                                                     ----------     -----------     ---------

CASH FLOW FROM INVESTING ACTIVITIES:                          0               0             0
                                                     ----------     -----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Contributed capital for expenses                         0               0         1,888
     Issuance of common stock for cash                        0               0           746
     Payments on common stock subscribed                      0               0         6,043
                                                     ----------     -----------     ---------
       Cash Flows Provided by Financing Activities            0               0         8,677
                                                     ----------     -----------     ---------
NET INCREASE (DECREASE) IN CASH                               0               0             0

CASH - BEGINNING OF PERIOD                                    0               0             0
                                                     ----------     -----------     ---------
CASH - END OF PERIOD                                 $        0     $         0     $       0
                                                     ==========     ===========     =========
CASH PAID FOR
   Interest                                          $        0     $         0     $       0
                                                     ==========     ===========     =========
   Income taxes                                      $        0     $         0     $       0
                                                     ==========     ===========     =========
NON-CASH FINANCING ACTIVITIES
   Common stock issued for services                  $        0     $         0     $     849
                                                     ==========     ===========     =========


                           VENDALUX CORPORATION
                      (A Development Stage Company)

                 NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at June 30, 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2002 audited financial statements. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.


NOTE   2 - COMMON STOCK TRANSACTIONS

The Company at inception issued 400,000 shares of its common stock at $.00125 per share for $500. The Company issued 24,600 shares of its common stock at $.01 per share on September 30, 1993 in a private placement.

On March 1, 1994 the Company issued 849,200 shares of its common stock for services valued at $.001 per share for a total value of $849.

On July 30, 1999, the Company sold 1,800,000 shares of its common stock through a common stock subscription at approximately $.00417 per share for $7,500. The amounts remaining on the stock subscription receivable at June 30, 2001 and March 31, 2001 have been deducted from the equity section of the financial statements in a line item called common stock subscribed. At June 30, 2001, $1,457 remained on the common stock subscription.

NOTE    3 - RELATED PARTY TRANSACTIONS

An officer of the Company is providing a mailing address to the Company without charge. This service has been determined by the Company to have only nominal value. During the three months ended June 30, 2002 and the year ended March 31, 2002 no compensation has been paid or accrued to any officers or directors of the Corporation because amounts are only of a nominal value. Officers and stockholders from time to time have contributed operating capital to the company to pay operating expenses. The total amount contributed through June 30, 2002 is $1,888.

                           VENDALUX CORPORATION
                      (A Development Stage Company)

                 NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE    4   GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in the financial statements, the Company had an accumulated deficit of $10,025 and $10,007 for the three months and year ended June 30, 2002 and March 31, 2002 respectively. The Company has not yet established revenues sufficient to cover its operating cost, which creates doubt as to whether it can continues as a going concern.

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

Business of the Company
-----------------------

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

     In December 1999, the Company entered into a contract to acquire a company engaged in the manufacturing and marketing of digital products such as cameras and speakers. The Company in February 2000 terminated the contracted when certain information requested by the Company was not provided in the time frame required. The Company will continue to seek other potential merger or acquisition

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

     Liquidity and Capital Resources
     -------------------------------

     As of June 30, 2002, the Company had $30 in assets and liabilities of $529. If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

     Management anticipates that the Company will incur more cost including legal and accounting fees to locate and complete a merger or acquisition. At the present time the Company does not have the assets to meet these financial requirements. Additionally, the Company does not have substantial assets to entice potential business opportunities to enter into transactions with the Company.

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

     The Company does not intend to employ anyone in the future, unless its present business operations were to change. The president of the Company is providing the Company with a location for its offices on a "rent free basis." The Company does intend to reimburse its officers and directors for out of pocket cost.

     Results of Operations
     ---------------------

     For the three months ended June 30, 2002, the Company had a nominal net loss of $18 compared to a loss for the quarter ended June 30, 2001, of $214. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue for the three months ended June 30, 2002. The Company does not anticipate any revenue until it locates a new business opportunity.

ITEM 3.    CONTROLS AND PROCEDURES

     a) Evaluation of Disclosure controls and procedures.
        -------------------------------------------------

     The Company's principal executive officers, including principal accounting officers have reviewed the disclosure controls and procedures (as defined in section 240.13a-14c and 240.15d-14c) in place to assure the effectiveness of such controls and procedures. This reviews occurred within 90 days of this 10QSB being filed. Based on this review, the principal executive officers and accounting officers believe Alpine's disclosure controls and procedures are adequate.

     b) Changes in Internal Controls.
        -----------------------------

     There were no significant changes in Alpine's internal controls, or other factors, that could significantly affect the Company's controls subsequent to the date of the evaluations performed by the executive officers of the Company. No deficiencies or material weaknesses were found that would require corrective action.


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

(b)     Reports on Form 8-K.
        --------------------

     None.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Vendalux Corporation
                                      [Registrant]



Dated:  May 7, 2003                    By: /s/
                                         -------------------------------
                                         Tom Hofer, President,
                                         Chief Financial Officer, and Director

                            CERTIFICATION

I, Tom Hofer, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Vendalux
Corporation

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