Form 10QSB
period 2002-12-31
VENDALUX CORP
filed 2003-05-27
CIK 919601

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended: December 31, 2002

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

     8800 North Gainey Center Drive, Suite 256, Scottsdale, Arizona 85258
 --------------------------------------------------------------------------
         (Address of principal executive offices and Zip Code)

                                 (480) 443-0851
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

                               VENDALUX CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                    ASSETS

                                                 December 31,      March 31,
                                                    2002             2002
                                                -------------    -----------
                                                 (Unaudited)

CURRENT ASSETS:
     Cash in bank                                 $        0     $        0
     Prepaid expense                                   1,100             30
                                                   ----------     ----------
               Total Current Assets                    1,100             30
                                                   ----------     ----------
TOTAL ASSETS                                      $    1,100     $       30
                                                   ==========     ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
     Accounts payable                             $    1,764     $      300
     Franchise tax payable                                50            211
     Due to officers and stockholders                  1,374              0
                                                   ----------     ----------
               Total Current Liabilities               3,188            511
                                                   ----------     ----------

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock; $.001 par value;
      1,000,000 shares authorized;
      no shares issued and outstanding all periods         0              0
     Common stock; $.001 par value,
      20,000,000 shares authorized;
      3,073,800 shares issued and outstanding
      all periods                                      3,074          3,074
     Additional paid-in capital                        7,909          7,909
     Common stock subscribed                               0         (1,457)
     Earnings (deficit) accumulated during
      the development stage                          (13,701)       (10,007)
                                                   ----------     ----------
            Total Stockholders' Equity (Deficit)      (2,088)          (481)
                                                   ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY       $    1,100     $       30
                                                   ==========     ==========

  The accompanying notes are an integral part of these financial statements.

                             VENDALUX CORPORATION
                        (A Development Stage Company)

                           STATEMENTS OF OPERATIONS


                               For The       For The      For The      For The    From Inception
                             Three Months  Three Months  Nine Months  Nine months  (May 4, 1992)
                               Ended          Ended       Ended         Ended            To
                            December 31,   December 31, December 31,  December 31,  December 31,
                               2002           2001           2002        2001          2002
                            ------------  ------------- ------------  -----------  -------------
                            (Unaudited)    (Unaudited)  (Unaudited)  (Unaudited)    (Unaudited)

REVENUE:                       $      0     $       0     $      0     $      0      $      0

EXPENSES:
  General and
    administrative                3,033           139        3,033          339        12,995
                               ---------    -----------    --------     --------      --------
                                  3,033           139        3,033          339        12,995
                               ---------    -----------    --------     --------      --------
INCOME (LOSS) FROM OPERATIONS    (3,033)         (139)      (3,033)        (339)      (12,955)

OTHER INCOME (EXPENSE)
     Interest expense                 0             0          (31)         (21)          (76)
                               ---------    -----------    --------     --------      --------

NET INCOME (LOSS) BEFORE
 INCOME TAXES                    (3,033)         (139)      (3,064)        (360)      (13,071)
     Provision for income
      taxes                           0             0            0            0             0
                               ---------    -----------    --------     --------      --------

NET INCOME (LOSS)              $ (3,033)    $    (139)    $ (3,064)    $   (360)     $(13,071)
                               =========    ===========    ========     ========      ========

EARNINGS (LOSS) PER SHARE      $   0.00     $    0.00     $   0.00     $   0.00
                               ==========    =========== ==========     ========
WEIGHTED NUMBER OF SHARES
 OUTSTANDING                  3,073,800     3,073,800    3,073,800    3,073,800
                              ==========    ==========   =========    =========


  The accompanying notes are an integral part of these financial statements.

                            VENDALUX CORPORATION
                        (A Development Stage Company)

                          STATEMENTS OF CASH  FLOWS


                                                       For The        For The     From Inception
                                                     Nine Months    Nine Months    (May 4, 1992)
                                                       Ended          Ended              To
                                                     December 31,  December 31,    December 31,
                                                       2002           2001             2002
                                                    -------------  ------------   --------------
                                                    (Unaudited)    (Unaudited)      (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                          $ (3,064)     $    (360)     $    (13,071)
   Adjustments to reconcile net loss to net
   cash used by operating activities
     Common stock issued for services                        0              0              849
     Changes in assets and liabilities
        (Increased) in prepaid expenses                 (1,070)           (30)          (1,100)
        Increase (decrease) in accounts payable          1,464           (759)           1,764
        Increase (decrease) in franchise tax payable      (161)             0               50
                                                     ----------      ----------      -----------
       Cash Flows (Used) by Operating Activities        (2,831)        (1,149)         (11,508)
                                                     ----------      ----------      -----------

CASH FLOW FROM INVESTING ACTIVITIES:                         0              0                0
                                                     ----------      ----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash advance from officers and stockholders        1,374               0            1,374
     Contributed capital for expenses                        0              0            1,888
     Issuance of common stock for cash                       0              0              746
     Payments on common stock subscribed                 1,457          1,149            7,500
                                                     ----------      ----------      -----------
       Cash Flows Provided by Financing Activities       2,831          1,149           11,508
                                                     ----------      ----------      -----------

NET INCREASE (DECREASE) IN CASH                              0              0                0

CASH - BEGINNING OF PERIOD                                   0              0                0
                                                     ----------      ----------      -----------
CASH - END OF PERIOD                                 $       0      $       0      $         0
                                                     ==========      ==========      ===========
CASH PAID FOR
   Interest                                          $       0      $       0      $         0
                                                     ==========      ==========      ===========
   Income taxes                                      $       0      $       0      $         0
                                                     ==========      ==========      ===========

NON-CASH FINANCING ACTIVITIES
   Common stock issued for services                  $       0      $       0      $       849
                                                     ==========      ==========      ===========

  The accompanying notes are an integral part of these financial statements.

                           VENDALUX CORPORATION
                      (A Development Stage Company)


                 NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at December 31, 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2002 audited financial statements. The results of operations for the periods ended December 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.


NOTE   2 - COMMON STOCK TRANSACTIONS

The Company at inception issued 400,000 shares of its common stock at $.00125 per share for $500. The Company issued 24,600 shares of its common stock at $.01 per share on September 30, 1993 in a private placement.

On March 1, 1994 the Company issued 849,200 shares of its common stock for services valued at $.001 per share for a total value of $849.

On July 30, 1999, the Company sold 1,800,000 shares of its common stock through a common stock subscription at approximately $.00417 per share for $7,500. The amounts remaining on the stock subscription receivable at March 31, 2002 have been deducted from the equity section of the financial statements in a line item called common stock subscribed. At December 31, 2002, the remaining balance on the common stock subscription had been paid.

NOTE    3 - RELATED PARTY TRANSACTIONS

An officer of the Company is providing a mailing address to the Company without charge. This service has been determined by the Company to have only nominal value. During the nine months ended December 31, 2002 and the year ended March 31, 2002 no compensation has been paid or accrued to any officers or directors of the Corporation because amounts are only of a nominal value. Officers and stockholders from time to time have contributed operating capital to the company to pay operating expenses. The total amount contributed through March 31, 2002 is $1,888. Officers and stockholders have advanced funds to the Company to pay operating costs. The amount advanced at December 31, 2002 was $1,374.

                           VENDALUX CORPORATION
                      (A Development Stage Company)


                 NOTES TO UNAUDITED FINANCIAL STATEMENTS
                            (Continued)

NOTE    4   GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in the financial statements, the Company had an accumulated deficit of $13,071 and $10,007 for the nine months and year ended December 31, 2002 and March 31, 2002 respectively.

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

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

     Liquidity and Capital Resources
     -------------------------------

     As of December 31, 2002, the Company had $1,100 in assets and liabilities of $3,188. If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

     Results of Operations
     ---------------------

     For the three and nine months ended December 31, 2002, the Company had a net loss of $3,033 and $3,064, respectively compared to a loss for the quarter ended December 31, 2001, of $139 and $360 for the three and nine months respectively. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue for the three months ended December 31, 2002. The Company does not anticipate any revenue until it locates a new business opportunity.

ITEM 3.    CONTROLS AND PROCEDURES

     a) Evaluation of Disclosure controls and procedures.
        -------------------------------------------------

     The Company's principal executive officers, including principal accounting officers have reviewed the disclosure controls and procedures (as defined in section 240.13a-149c and 240.15d-14c) in place to assure the effectiveness of such controls and procedures. This reviews occurred within 90 days of this 10QSB being filed. Based on this review, the principal executive officers and accounting officers believe the Company's disclosure controls and procedures are adequate.

     b) Changes in Internal Controls.
        -----------------------------

     There were no significant changes in the Company's internal controls, or other factors, that could significantly affect the Company's controls subsequent to the date of the evaluations performed by the executive officers of the Company. No deficiencies or material weaknesses were found that would require corrective action.


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