Form 10KSB
period 2001-03-31
VENDALUX CORP
filed 2003-06-02
CIK 919601

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       March 31, 2001
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

  As of May 30, 2003, the Registrant had 3,073,800 shares of common stock issued and outstanding.

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

                        ITEM 3. LEGAL PROCEEDINGS

     None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended March 31, 2001.

                                PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is not listed for trading. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At May 30, 2003, the Company had approximately 109 shareholders.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of March 31, 2001, the Company had only nominal assets and liabilities of $1,109. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company's reporting obligations to the Securities and Exchange Commission. Current management has indicated a williness to help support the Company's ongoing expenses through the purchase of securities of the Company.

     For the twelve months ended March 31, 2001, the Company had $1,198 in expenses related to maintaining its corporate status, and paying accounting and legal fees. Management anticipates only nominal continuing expenses.

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

                                PART III


     ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


     The following table sets forth as of May 30, 2003, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

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


                   ITEM 10.  EXECUTIVE COMPENSATION

                       SUMMARY COMPENSATION TABLE

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at March 31, 2001, the end of the Company's last completed fiscal year):

                                                  Long Term Compensation
                                                  ----------------------

                     Annual Compensation              Awards         Payouts

                                            Other      Restricted
Name and                                   Annual      Stock     Options LTIP     All other
Principal Position Year  Salary  Bonus($) Compensation Awards   /SARs   Payout  Compensation
------------------ ----  ------  -------- ------------ ------   ------- ------  ------------
Tom Hofer           2001   $-0-     -0-       -0-         -0-      -0-     -0-       -0-
President and CEO
                    2000    -0-     -0-       -0-         -0-      -0-     -0-       -0-

                    1999    -0-     -0-       -0-         -0-      -0-     -0-       -0-
-----------------

     Cash Compensation

     There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended March 31, 2001, 2000, and 1999.

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

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of May 30, 2003, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 3,073,800 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

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

          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                   TRANSACTIONS WITH MANAGEMENT AND OTHERS.

     During the fiscal year ended March 31, 2001, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest. In 1999, the Company approved the issuance of 900,000 shares of common stock to Mr. Hofer and 900,000 shares to Jeff Holmes for an aggregate purchase price of $7,500. At the time of the transaction the Company had no money to pay for keeping the corporate status or paying ongoing legal and accounting expenses. These shares of common stock were purchased with a promissory note which was paid off in 2003. The Company issued the shares for the note in 2003 when the note was paid in full.

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

                                Vendalux Corporation


Date: June 2, 2003            By: Tom Hofer, President and Director
                                (Principal Executive Officer)

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

Date: June 2, 2003

By:
   ---------------------------------
   Tom Hofer
   (Chief Executive Officer and Chief Financial Officer)

                           VENDALUX CORPORATION
                       (A Development Stage Company)


CONTENTS


                                                                   PAGE


Independent Auditor's Report                                        F-1

Balance Sheets                                                      F-2

Statements of Operations                                            F-3

Statement of Stockholders' Equity                                 F-4-5

Statements of Cash Flows                                            F-6

Notes to Financial Statements                                    F-7-10

Independent Auditor's Report

Board of Directors
VENDALUX CORPORATION



I have audited the accompanying balance sheet of Vendalux Corporation (A development stage company) as of March 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the two years then ended and from April 1, 1994 to March 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audits. The financial statements of Vendalux Corporation for the year ended March 31, 1994 and from inception (May 4, 1992) to March 31, 1994, were audited by another auditor whose report thereon, dated July 7, 1994 expressed an unqualified opinion.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vendalux Corporation (A development stage company) as of March 31, 2001 and the results of its operations and its cash flows for the two years then ended and from (May 4, 1992) to March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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



David Thomson, CPA
Salt Lake City, Utah
January 23, 2003

                          VENDALUX CORPORATION
                    (A Development Stage Company)

                             BALANCE SHEETS

                                ASSETS

                                                                March 31,
                                                                  2001
                                                               ----------

CURRENT ASSETS:
     Cash in bank                                              $        0
     Prepaid expense                                                    0
                                                                ----------
               Total Current Assets                                     0
                                                                ----------
TOTAL ASSETS                                                   $        0
                                                                ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                          $      898
     Franchise tax payable                                            211
                                                                ----------
               Total Current Liabilities                            1,109
                                                                ----------

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock; $.001 par value;
      1,000,000 shares authorized;
      no shares issued and outstanding                                  0
     Common stock; $.001 par value,
      20,000,000 shares authorized;
      3,073,800 shares issued and outstanding                       3,074
     Additional paid-in capital                                     7,909
     Common stock subscribed                                       (2,745)
     Earnings (deficit) accumulated during
      the development stage                                        (9,347)
                                                                ----------

         Total Stockholders' Equity (Deficit)                      (1,109)
                                                                ----------
TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                    $        0
                                                                ==========

  The accompanying notes are an integral part of these financial statements.

                          VENDALUX CORPORATION
                     (A Development Stage Company)

                       STATEMENTS OF OPERATIONS



                                                              From Inception
                                    For The      For The      (May 4, 1992)
                                  Year Ended   Year Ended           To
                                   March 31,    March 31,       March 31,
                                     2001         2000            2001
                                 ------------  ----------    ---------------
REVENUE:                           $      0     $      0       $       0

EXPENSES:
     General and administrative       1,198        4,643           9,324
                                   --------     --------        ---------
                                      1,198        4,643           9,324
                                   --------     --------        ---------
INCOME (LOSS) FROM OPERATIONS        (1,198)      (4,643)         (9,324)

OTHER INCOME (EXPENSE)
     Interest expense                   (22)          (1)            (23)
                                   --------     --------        ---------

NET INCOME (LOSS) BEFORE INCOME
 TAXES                               (1,220)      (4,644)         (9,347)

     Provision for income taxes           0            0               0
                                   --------     --------        ---------
NET INCOME (LOSS)                  $ (1,220)    $ (4,644)      $  (9,347)
                                   ========     ========        =========
EARNINGS (LOSS) PER SHARE          $  (0.00)    $  (0.00)
                                   ========     ========

WEIGHTED NUMBER OF SHARES
 OUTSTANDING                      3,073,800    2,173,800
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

                                VENDALUX CORPORATION
                            (A Development Stage Company)

                          STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Continued)



                                                                                                      Deficit
                                                                                                    Accumulated
                                                  Common Stock       Additional     Common           During the
                                              --------------------    Paid-In       Stock           Development
                                               Shares      Amount     Capital     Subscribed           Stage
                                            ----------  ----------   ----------- -------------     -------------

Balance, March 31, 1998                      1,273,800   $ 1,274     $   821       $     0           $  (3,373)

Net loss for the year ended March 31, 1999           0         0           0             0                (110)
                                            ----------     -------    ------        ------              -------
Balance, March 31, 1999                      1,273,800     1,274           0           821              (3,483)

Capital contributed for expenses                     0         0       1,388             0                   0

Common stock subscribed for cash at
  approximately $.00417 in a private placement
  on July 30, 1999                           1,800,000     1,800       5,700        (7,500)                  0

Net loss for the year ended March 31, 2000           0         0           0             0              (4,644)
                                            ----------     -------    ------        ------              -------
Balance, March 31, 2000                      3,073,800     3,074       7,909        (7,500)             (8,127)

Payment on subscribed common stock                   0         0           0         4,755                   0

Net loss for the year ended March 31, 2001           0         0           0             0              (1,220)
                                            ----------     -------    ------        ------              -------
Balance, March 31, 2001                      3,073,800     3,074       7,909        (2,745)             (9,347)
                                            ==========     =======    =======       =======            ========


  The accompanying notes are an integral part of these financial statements.

                             VENDALUX CORPORATION
                        (A Development Stage Company)

                          STATEMENTS OF CASH  FLOWS

                                                              From Inception
                                       For The    For The      (May 4, 1992)
                                     Year Ended  Year Ended        To
                                      March 31,   March 31,      March 31,
                                        2001        2000           2001
                                    -----------  -----------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                             $(1,220)   $  (4,644)    $   (9,347)
   Adjustments to reconcile net loss
    to net cash used by operating
    activities
     Common stock issued for services        0             0            849
     Changes in assets and liabilities
      (Increased) in prepaid expenses        0             0              0
       Increase (decrease) in accounts
        payable                         (3,645)        3,155            898
       Increase (decrease) in
        franchise tax payable              110           101            211
                                        -------       -------        -------
       Cash Flows (Used)
         by Operating Activities        (4,755)       (1,388)        (7,389)
                                        -------       -------        -------

CASH FLOW FROM INVESTING ACTIVITIES:         0             0              0
                                        -------       -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Contributed capital for expenses        0         1,388          1,888
     Issuance of common stock for cash       0             0            746
     Payments on common stock
       subscribed                        4,755             0          4,755
                                        -------       -------        -------
       Cash Flows Provided by
        Financing Activities             4,755         1,388          7,389
                                        -------       -------        -------
NET INCREASE (DECREASE) IN CASH              0             0              0

CASH - BEGINNING OF PERIOD                   0             0              0
                                        -------       -------        -------
CASH - END OF PERIOD                    $    0     $       0     $        0
                                        =======       =======        =======
CASH PAID FOR
   Interest                             $    0     $       0     $        0
                                        =======       =======        =======
   Income taxes                         $    0     $       0     $        0
                                        =======       =======        =======
NON-CASH FINANCING ACTIVITIES
   Common stock issued for services     $    0     $       0     $      849
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

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the years ended March 31, 2001 and 2000, the Company did not have non-cash investing or financing activities.

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

On July 30, 1999, the Company sold 1,800,000 shares of its common stock through a common stock subscription at approximately $.00417 per share for $7,500. The amounts remaining on the stock subscription receivable at March 31, 2001 have been deducted from the equity section of the financial statements in a line item called common stock subscribed. Subsequent to September 30, 2002 the common stock receivable was fully paid.

NOTE    3 - RELATED PARTY TRANSACTIONS

An officer of the Company is providing a mailing address to the Company without charge. This service has been determined by the Company to have only nominal value. During the years ended March 31, 2001 and 2000 no compensation has been paid or accrued to any officers or directors of the Corporation because amounts are only of a nominal value. Officers and stockholders from time to time have contributed operating capital to the company to pay operating expenses. The total amount contributed through March 31, 2001 is $1,888.

NOTE    4   GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in the financial statements, the Company had an accumulated deficit of $9,347 for the year ended March 31, 2001. The Company has not yet established revenues sufficient to cover its operating cost, which creates doubt as to whether it can continues as a going concern.

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


NOTE    5   INCOME TAXES

Income tax expense consists of the following components:

                                                           2001        2000
                                                         -------     --------
     Current                                        $        -       $     -

     Estimated deferred tax liability (benefits)        ( 1,387)      ( 1,219)
     Less valuation allowance                             1,387         1,219
                                                        --------      --------
     Net                                            $        -       $     -
                                                        ========      ========

At March 31, 2001, and 2000, the Company had net federal operating losses
(NOLs) of $9,347, and $8,127, which can be carried forward to offset operating income. The net operating losses expire between the years 2008 and 2021. A valuation allowance of $1,387, and $1,219 has been established each year for those tax credits, which are not expected to be realized. The change in the NOL benefit for 2001, and 2000 was $175 and $697.

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