Form 10QSB
period 2001-09-30
VENDALUX CORP
filed 2003-06-02
CIK 919601

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended: September 30, 2001

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

(1)  Yes X    No     (2)  Yes X    No
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

                           VENDALUX CORPORATION
                      (A Development Stage Company)

                             BALANCE SHEETS

                                 ASSETS

                                               September 30,       March 31,
                                                  2001               2001
                                               -------------      ----------
                                                (Unaudited)
CURRENT ASSETS:
     Cash in bank                                  $     0           $     0
     Prepaid expense                                    30                 0
                                                   -------           --------
               Total Current Assets                     30                 0
                                                   -------           --------

TOTAL ASSETS                                       $    30           $     0
                                                   =======           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                              $     0           $   898
     Franchise tax payable                             211               211
                                                   -------           --------
               Total Current Liabilities               211              1,109
                                                   -------           --------

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock; $.001 par value;
       1,000,000 shares authorized;
       no shares issued and outstanding
       all periods                                       0                 0
     Common stock; $.001 par value,
        20,000,000 shares authorized;
        3,073,800 shares issued and outstanding
        all periods                                  3,074             3,074
     Additional paid-in capital                      7,909             7,909
     Common stock subscribed                        (1,596)           (2,745)
     Earnings (deficit) accumulated during
        the development stage                       (9,568)           (9,347)
                                                   -------           --------
         Total Stockholders' Equity (Deficit)         (181)           (1,109)
                                                   -------           --------
TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY        $    30          $     0
                                                   =======           ========



 The accompanying notes are an integral part of these financial statements.

                             VENDALUX CORPORATION
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS



                          For The        For The       For The      For The      From Inception
                        Three Months   Three Months   Six Months   Six months     (May 4, 1992)
                            Ended         Ended         Ended         Ended             To
                        September 30,  September 30, September 30, September 30,  September 30,
                            2001          2000          2001          2000             2001
                       --------------  ------------- ------------- ------------- ---------------
                         (Unaudited)    (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
REVENUE:                    $      0      $      0     $      0      $       0     $         0

EXPENSES:
     General and
      administrative               0            65          200            265           9,524
                           ---------     ---------    ---------      ---------     ------------

                                   0            65          200            265           9,524
                           ---------     ---------    ---------      ---------     ------------
INCOME (LOSS) FROM
 OPERATIONS                        0           (65)        (200)          (265)         (9,524)

OTHER INCOME (EXPENSE)
     Interest expense             (7)          (13)         (21)           (17)            (44)
                             ---------     ---------    ---------      ---------     ------------

NET INCOME (LOSS) BEFORE
 INCOME TAXES                     (7)          (78)        (221)          (282)         (9,568)
     Provision for
     income taxes                  0             0            0              0               0
                           =========     =========    =========      =========     ============
NET INCOME (LOSS)           $     (7)     $    (78)    $   (221)     $    (282)    $   ( 9,568)
                           =========     =========    =========      =========     ============

EARNINGS (LOSS) PER SHARE   $   0.00      $   0.00     $   0.00      $    0.00
                           =========     =========    =========      =========

WEIGHTED NUMBER OF SHARES
 OUTSTANDING               3,073,800     3,073,800    3,073,800      3,073,800
                           =========     =========    =========      =========





  The accompanying notes are an integral part of these financial statements.

                            VENDALUX CORPORATION
                       (A Development Stage Company)

                         STATEMENTS OF CASH  FLOWS

                                    For The        For The     From Inception
                                  Six Months     Six Months     (May 4, 1992)
                                    Ended          Ended             To
                                 September 30,  September 30,   September 30,
                                     2001           2000            2001
                                --------------  -------------  --------------
                                 (Unaudited)     (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
   Net loss                        $   (221)     $      (282)    $    (9,568)
   Adjustments to reconcile
     net loss to net cash
     used by operating
     activities
      Common stock issued
       for services                       0                0             849
      Changes in assets
       and liabilities
        (Increased) in
          prepaid expenses              (30)               0            (30)
        Increase (decrease)
          in accounts payable          (898)          (3,698)             0
        Increase (decrease)
          in franchise tax payable        0                7            211
                                   ---------        ---------      ---------
      Cash Flows (Used)
       by Operating Activities       (1,149)          (3,973)        (8,538)
                                   ---------        ---------      ---------
CASH FLOW FROM INVESTING
 ACTIVITIES:                              0                0              0
                                   ---------        ---------      ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
     Contributed capital
       for expenses                       0                0          1,888
     Issuance of common stock
       for cash                           0                0            746
     Payments on common stock
       subscribed                     1,149            3,973          5,904
                                   ---------        ---------      ---------
     Cash Flows Provided by
       Financing Activities           1,149            3,973          8,538
                                   ---------        ---------      ---------
NET INCREASE (DECREASE)
 IN CASH                                  0                0              0
CASH - BEGINNING OF PERIOD                0                0              0
                                   ---------        ---------      ---------
CASH - END OF PERIOD               $      0      $         0     $        0
                                   =========        =========      =========

                            VENDALUX CORPORATION
                       (A Development Stage Company)

                         STATEMENTS OF CASH  FLOWS
                                 (Continued)

                                    For The        For The     From Inception
                                  Six Months     Six Months     (May 4, 1992)
                                    Ended          Ended             To
                                 September 30,  September 30,   September 30,
                                     2001           2000            2001
                                --------------  -------------  --------------
                                 (Unaudited)     (Unaudited)    (Unaudited)
CASH PAID FOR
   Interest                        $      0      $         0     $        0
                                   =========        =========      =========
   Income taxes                    $      0      $         0     $        0
                                   =========        =========      =========
NON-CASH FINANCING ACTIVITIES
   Common stock issued for
     services                      $      0      $         0     $      849
                                   =========        =========      =========

 The accompanying notes are an integral part of these financial statements.

                            VENDALUX CORPORATION
                      (A Development Stage Company)

               NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at September 30, 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2001 audited financial statements. The results of operations for the periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.


NOTE   2 - COMMON STOCK TRANSACTIONS

The Company at inception issued 400,000 shares of its common stock at $.00125 per share for $500. The Company issued 24,600 shares of its common stock at $.01 per share on September 30, 1993 in a private placement.

On March 1, 1994 the Company issued 849,200 shares of its common stock for services valued at $.001 per share for a total value of $849.

On July 30, 1999, the Company sold 1,800,000 shares of its common stock through a common stock subscription at approximately $.00417 per share for $7,500. The amounts remaining on the stock subscription receivable at September 30, 2000 and March 31, 2000 have been deducted from the equity section of the financial statements in a line item called common stock subscribed. At September 30, 2001, $1,596 remained on the common stock subscription.

NOTE    3 - RELATED PARTY TRANSACTIONS

An officer of the Company is providing a mailing address to the Company without charge. This service has been determined by the Company to have only nominal value. During the six months ended September 30, 2001 and the year ended March 31, 2001 no compensation has been paid or accrued to any officers or directors of the Corporation because amounts are only of a nominal value. Officers and stockholders from time to time have contributed operating capital to the company to pay operating expenses. The total amount contributed through September 30, 2001 is $1,888.

                            VENDALUX CORPORATION
                      (A Development Stage Company)

                 NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE    4   GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in the financial statements, the Company had an accumulated deficit of $9,568 and $9,347 for the six months and year ended September 30, 2001 and March 31, 2001 respectively. The Company has not yet established revenues sufficient to cover its operating cost, which creates doubt as to whether it can continues as a going concern.

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

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

     Liquidity and Capital Resources
     -------------------------------

     As of September 30, 2001, the Company had $30 in assets and liabilities of $211. If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

     Results of Operations
     ---------------------

     For the three and six months ended September 30, 2001, the Company had a nominal net loss of $7 and $221, respectively compared to a loss for the quarter ended September 30, 2000, of $78 and $282 for the three and six months respectively. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue for the three months ended September 30, 2001. The Company does not anticipate any revenue until it locates a new business opportunity.

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