Form 10KSB
period 2000-03-31
VENDALUX CORP
filed 2003-06-03
CIK 919601

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       March 31, 2000
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

                        ITEM 3. LEGAL PROCEEDINGS

     None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended March 31, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of March 31, 2000, the Company had no assets and liabilities of $4,644. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company's reporting obligations to the Securities and Exchange Commission. Current management has indicated a williness to help support the Company's ongoing expenses through the purchase of securities of the Company.

     For the twelve months ended March 31, 2000, the Company had $4,643 in expenses related to maintaining its corporate status, and paying accounting and legal fees. Management anticipates only nominal continuing expenses.

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
-----------------

     Cash Compensation

     There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended March 31, 2000, 1999, and 1998.

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

          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                   TRANSACTIONS WITH MANAGEMENT AND OTHERS.

     During the fiscal year ended March 31, 2000, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest. In 1999, the Company approved the issuance of 900,000 shares of common stock to Mr. Hofer and 900,000 shares to Jeff Holmes for an aggregate purchase price of $7,500. At the time of the transaction the Company had no money to pay for keeping the corporate status or paying ongoing legal and accounting expenses. These shares of common stock were purchased with a promissory note which was paid off in 2003. The Company issued the shares for the note in 2003 when the note was paid in full.

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

Date: June 2, 2003

By:
   ---------------------------------
   Tom Hofer
   (Chief Executive Officer and Chief Financial Officer)

                           VENDALUX CORPORATION
                       (A Development Stage Company)


CONTENTS


                                                                   PAGE


Independent Auditor's Report                                        F-1

Balance Sheets                                                      F-2

Statements of Operations                                            F-3

Statement of Stockholders' Equity                                 F-4-5

Statements of Cash Flows                                            F-6

Notes to Financial Statements                                    F-7-10

Independent Auditor's Report

Board of Directors
VENDALUX CORPORATION



I have audited the accompanying balance sheet of Vendalux Corporation (A development stage company) as of March 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the two years then ended and from April 1, 1994 to March 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audits. The financial statements of Vendalux Corporation for the year ended March 31, 1994 and from inception (May 4, 1992) to March 31, 1994, were audited by another auditor whose report thereon, dated July 7, 1994 expressed an unqualified opinion.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vendalux Corporation (A development stage company) as of March 31, 2000 and the results of its operations and its cash flows for the two years then ended and from (May 4, 1992) to March 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

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



David Thomson, CPA
Salt Lake City, Utah
January 23, 2003

                          VENDALUX CORPORATION
                    (A Development Stage Company)

                             BALANCE SHEETS

                                ASSETS

                                                                March 31,
                                                                  2000
                                                               ----------

CURRENT ASSETS:
     Cash in bank                                              $        0
     Prepaid expense                                                    0
                                                                ----------
               Total Current Assets                                     0
                                                                ----------
TOTAL ASSETS                                                   $        0
                                                                ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                          $    4,543
     Franchise tax payable                                            101
                                                                ----------
               Total Current Liabilities                            4,644
                                                                ----------

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock; $.001 par value;
      1,000,000 shares authorized;
      no shares issued and outstanding                                  0
     Common stock; $.001 par value,
      20,000,000 shares authorized;
      3,073,800 shares issued and outstanding                       3,074
     Additional paid-in capital                                     7,909
     Common stock subscribed                                       (7,500)
     Earnings (deficit) accumulated during
      the development stage                                        (8,127)
                                                                ----------

         Total Stockholders' Equity (Deficit)                      (4,644)
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

                          VENDALUX CORPORATION
                     (A Development Stage Company)

                       STATEMENTS OF OPERATIONS



                                                              From Inception
                                    For The      For The      (May 4, 1992)
                                  Year Ended   Year Ended           To
                                   March 31,    March 31,       March 31,
                                     2000         1999            2000
                                 ------------  ----------    ---------------
REVENUE:                           $      0     $      0       $       0

EXPENSES:
     General and administrative       4,643          110           8,126
                                   --------     --------        ---------
                                      4,643          110           8,126
                                   --------     --------        ---------
INCOME (LOSS) FROM OPERATIONS        (4,643)        (110)         (8,126)

OTHER INCOME (EXPENSE)
     Interest expense                    (1)           0              (1)
                                   --------     --------        ---------

NET INCOME (LOSS) BEFORE INCOME
 TAXES                               (4,644)        (110)         (8,127)

     Provision for income taxes           0            0               0
                                   --------     --------        ---------
NET INCOME (LOSS)                  $ (4,644)    $   (110)      $  (8,127)
                                   ========     ========        =========
EARNINGS (LOSS) PER SHARE          $  (0.00)    $  (0.00)
                                   ========     ========

WEIGHTED NUMBER OF SHARES
 OUTSTANDING                      2,173,800    1,273,800
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

                                VENDALUX CORPORATION
                            (A Development Stage Company)

                          STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Continued)



                                                                                                      Deficit
                                                                                                    Accumulated
                                                  Common Stock       Additional     Common           During the
                                              --------------------    Paid-In       Stock           Development
                                               Shares      Amount     Capital     Subscribed           Stage
                                            ----------  ----------   ----------- -------------     -------------

Balance, March 31, 1998                      1,273,800   $ 1,274     $     0       $   821           $  (3,373)

Net loss for the year ended March 31, 1999           0         0           0             0                (110)
                                            ----------     -------    ------        ------              -------
Balance, March 31, 1999                      1,273,800     1,274           0           821              (3,483)

Capital contributed for expenses                     0         0       1,388             0                   0

Common stock subscribed for cash at
  approximately $.00417 in a private placement
  on July 30, 1999                           1,800,000     1,800       5,700        (7,500)                  0

Net loss for the year ended March 31, 2000           0         0           0             0              (4,644)
                                            ----------     -------    ------        ------              -------
Balance, March 31, 2000                      3,073,800     3,074       7,909        (7,500)             (8,127)
                                            ==========     =======    =======       =======            ========

  The accompanying notes are an integral part of these financial statements.

                             VENDALUX CORPORATION
                        (A Development Stage Company)

                          STATEMENTS OF CASH  FLOWS

                                                              From Inception
                                       For The    For The      (May 4, 1992)
                                     Year Ended  Year Ended        To
                                      March 31,   March 31,      March 31,
                                        2000        1999           2000
                                    -----------  -----------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                             $(4,644)   $    (110)    $   (8,127)
   Adjustments to reconcile net loss
    to net cash used by operating
    activities
     Common stock issued for services        0             0            849
     Changes in assets and liabilities
      (Increased) in prepaid expenses        0             0              0
       Increase (decrease) in accounts
        payable                          3,155           110          4,543
       Increase (decrease) in
        franchise tax payable              101             0            101
                                        -------       -------        -------
       Cash Flows (Used)
         by Operating Activities        (1,388)            0         (2,634)
                                        -------       -------        -------

CASH FLOW FROM INVESTING ACTIVITIES:         0             0              0
                                        -------       -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Contributed capital for expenses    1,388             0          1,888
     Issuance of common stock for cash       0             0            746
                                        -------       -------        -------
       Cash Flows Provided by
        Financing Activities             1,388             0          2,634
                                        -------       -------        -------
NET INCREASE (DECREASE) IN CASH              0             0              0

CASH - BEGINNING OF PERIOD                   0             0              0
                                        -------       -------        -------
CASH - END OF PERIOD                    $    0     $       0     $        0
                                        =======       =======        =======
CASH PAID FOR
   Interest                             $    0     $       0     $        0
                                        =======       =======        =======
   Income taxes                         $    0     $       0     $        0
                                        =======       =======        =======
NON-CASH FINANCING ACTIVITIES
   Common stock issued for services     $    0     $       0     $      849
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

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the years ended March 31, 2000 and 1999, the Company did not have non-cash investing or financing activities.

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

On July 30, 1999, the Company sold 1,800,000 shares of its common stock through a common stock subscription at approximately $.00417 per share for $7,500. The amounts remaining on the stock subscription receivable at March 31, 2000 have been deducted from the equity section of the financial statements in a line item called common stock subscribed. Subsequent to September 30, 2002 the common stock receivable was fully paid.

NOTE    3 - RELATED PARTY TRANSACTIONS

An officer of the Company is providing a mailing address to the Company without charge. This service has been determined by the Company to have only nominal value. During the years ended March 31, 2000 and 1999 no compensation has been paid or accrued to any officers or directors of the Corporation because amounts are only of a nominal value. Officers and stockholders from time to time have contributed operating capital to the company to pay operating expenses. The total amount contributed through March 31, 2000 is $1,888.

NOTE    4   GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in the financial statements, the Company had an accumulated deficit of $8,127 for the year ended March 31, 2000. The Company has not yet established revenues sufficient to cover its operating cost, which creates doubt as to whether it can continues as a going concern.

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


NOTE    5   INCOME TAXES

Income tax expense consists of the following components:

                                                           2000        1999
                                                         -------     --------
     Current                                        $        -       $     -

     Estimated deferred tax liability (benefits)        ( 1,219)         (522)
     Less valuation allowance                             1,219           522
                                                        --------      --------
     Net                                            $        -       $     -
                                                        ========      ========

At March 31, 2000, and 1999, the Company had net federal operating losses
(NOLs) of $8,127, and $3,483, which can be carried forward to offset operating income. The net operating losses expire between the years 2008 and 2020. A valuation allowance of $1,219, and $522 has been established each year for those tax credits, which are not expected to be realized. The change in the NOL benefit for 2000, and 1999 was $697 and $17.

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