Form 10QSB
period 2000-06-30
VENDALUX CORP
filed 2003-06-03
CIK 919601

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended: June 30, 2000

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

                            VENDALUX CORPORATION
                       (A Development Stage Company)

                             BALANCE SHEETS

ASSETS

                                                     June 30,     March 31,
                                                       2000          2000
                                                   ----------     ---------
                                                  (Unaudited)

CURRENT ASSETS:
     Cash in bank                                  $       0      $       0
     Prepaid expense                                       0              0
                                                   ----------     ----------
               Total Current Assets                        0              0
                                                   ----------     ----------
TOTAL ASSETS                                       $       0      $       0
                                                   ==========     ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                              $     770      $   4,543
     Franchise tax payable                               105            101
                                                   ----------     ----------
               Total Current Liabilities                 875          4,644
                                                   ----------     ----------

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock; $.001 par value;
       1,000,000 shares authorized;
       no shares issued and outstanding all periods        0              0
     Common stock; $.001 par value;
       20,000,000 shares authorized;
       3,073,800 shares issued and outstanding
       all periods                                     3,074          3,074
     Additional paid-in capital                        7,909          7,909
     Common stock subscribed                          (3,527)        (7,500)
     Earnings (deficit) accumulated during
       the development stage                          (8,331)        (8,127)
                                                   ----------     ----------
               Total Stockholders' Equity (Deficit)     (875)        (4,644)
                                                   ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY        $       0      $       0
                                                   ==========     ==========

  The accompanying notes are an integral part of these financial statements.

                             VENDALUX CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS



                                  For The        For The      From Inception
                               Three Months    Three Months    (May 4, 1992)
                                  Ended           Ended             To
                                 June 30,        June 30,        June 30,
                                   2000            1999            2000
                               -----------    -------------   --------------
                               (Unaudited)     (Unaudited)      (Unaudited)

REVENUE:                         $      0         $         0       $         0

EXPENSES:
     General and administrative       200                0           8,326
                                 ---------     -----------     -----------
                                      200                0           8,326
                                 ---------     -----------     -----------

INCOME (LOSS) FROM OPERATIONS        (200)               0          (8,326)

OTHER INCOME (EXPENSE)
     Interest expense                  (4)               0              (5)
                                 ---------     -----------     -----------
NET INCOME (LOSS) BEFORE INCOME
 TAXES                               (204)               0          (8,331)
     Provision for income taxes         0                0               0
                                 ---------     -----------     -----------
NET INCOME (LOSS)                $   (204)     $         0     $    (8,331)
                                 =========     ===========     ===========
EARNINGS (LOSS) PER SHARE        $   0.00      $      0.00
                                 =========     ===========
WEIGHTED NUMBER OF SHARES
 OUTSTANDING                    3,073,800        1,273,800
                                ==========     ===========

  The accompanying notes are an integral part of these financial statements.

                            VENDALUX CORPORATION
                       (A Development Stage Company)

                          STATEMENTS OF CASH  FLOWS



                                                      For The        For The      From Inception
                                                    Three Months   Three Months   (May 4, 1992)
                                                      Ended           Ended             To
                                                     June 30,        June 30,        June 30,
                                                      2000             1999            2000
                                                  --------------  --------------   -------------
                                                    (Unaudited)      (Unaudited)     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                          $     (204)    $         0     $   (8,331)
   Adjustments to reconcile net loss to net
   cash used by operating activities
     Common stock issued for services                         0               0           849
     Changes in assets and liabilities
        Increase (decrease) in accounts payable          (3,773)              0           770
        Increase (decrease) in franchise tax payable          4               0           105
                                                     ----------     -----------     ---------
       Cash Flows (Used) by Operating Activities         (3,973)              0        (6,607)
                                                     ----------     -----------     ---------

CASH FLOW FROM INVESTING ACTIVITIES:                          0               0             0
                                                     ----------     -----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Contributed capital for expenses                         0               0         1,888
     Issuance of common stock for cash                        0               0           746
     Payments on common stock subscribed                  3,973               0         3,973
                                                     ----------     -----------     ---------
       Cash Flows Provided by Financing Activities        3,973               0         6,607
                                                     ----------     -----------     ---------
NET INCREASE (DECREASE) IN CASH                               0               0             0

CASH - BEGINNING OF PERIOD                                    0               0             0
                                                     ----------     -----------     ---------
CASH - END OF PERIOD                                 $        0     $         0     $       0
                                                     ==========     ===========     =========
CASH PAID FOR
   Interest                                          $        0     $         0     $       0
                                                     ==========     ===========     =========
   Income taxes                                      $        0     $         0     $       0
                                                     ==========     ===========     =========
NON-CASH FINANCING ACTIVITIES
   Common stock issued for services                  $        0     $         0     $     849
                                                     ==========     ===========     =========



  The accompanying notes are an integral part of these financial statements.

                           VENDALUX CORPORATION
                      (A Development Stage Company)

                 NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at June 30, 2000 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2000 audited financial statements. The results of operations for the periods ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year.


NOTE   2 - COMMON STOCK TRANSACTIONS

The Company at inception issued 400,000 shares of its common stock at $.00125 per share for $500. The Company issued 24,600 shares of its common stock at $.01 per share on September 30, 1993 in a private placement.

On March 1, 1994 the Company issued 849,200 shares of its common stock for services valued at $.001 per share for a total value of $849.

On July 30, 1999, the Company sold 1,800,000 shares of its common stock through a common stock subscription at approximately $.00417 per share for $7,500. The amounts remaining on the stock subscription receivable at June 30, 2000 and March 31, 2000 have been deducted from the equity section of the financial statements in a line item called common stock subscribed. At June 30, 2000, $3,527 remained on the common stock subscription.

NOTE    3 - RELATED PARTY TRANSACTIONS

An officer of the Company is providing a mailing address to the Company without charge. This service has been determined by the Company to have only nominal value. During the three months ended June 30, 2000 and the year ended March 31, 2000 no compensation has been paid or accrued to any officers or directors of the Corporation because amounts are only of a nominal value. Officers and stockholders from time to time have contributed operating capital to the company to pay operating expenses. The total amount contributed through June 30, 2000 is $1,888.

                           VENDALUX CORPORATION
                      (A Development Stage Company)

                 NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE    4   GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in the financial statements, the Company had an accumulated deficit of $8,331 and $8,127 for the three months and year ended June 30, 2000 and March 31, 2000 respectively. The Company has not yet established revenues sufficient to cover its operating cost, which creates doubt as to whether it can continues as a going concern.

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

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

     Liquidity and Capital Resources
     -------------------------------

     As of June 30, 2000 the Company had no assets and liabilities of $875. If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

     Results of Operations
     ---------------------

     For the three months ended June 30, 2000, the Company had a nominal net loss of $204 compared to no income or loss for the quarter ended June 30, 1999. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue for the three months ended June 30, 2000. The Company does not anticipate any revenue until it locates a new business opportunity.

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