Form 10QSB
period 2003-09-30
VENDALUX CORP
filed 2003-11-21
CIK 919601

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended: September 30, 2003

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

(1)  Yes     No X    (2)  Yes X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                         3,073,800
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of November 14, 2003

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

                           VENDALUX CORPORATION
                      (A Development Stage Company)

                             BALANCE SHEETS

                                 ASSETS

                                               September 30,       March 31,
                                                  2003               2003
                                               -------------      ----------
                                                (Unaudited)
CURRENT ASSETS:
     Cash in bank                                  $     0           $     0
     Prepaid expense                                    30                80
                                                   -------           --------
               Total Current Assets                     30                80
                                                   -------           --------

TOTAL ASSETS                                       $    30           $    80
                                                   =======           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                              $ 4,178           $   567
     Franchise tax payable                               -               102
     Accrued interest payable - Stockholder loan       140                31
     Stockholder loan                                6,340             4,727
                                                   -------           --------
               Total Current Liabilities            10,658             5,427
                                                   -------           --------

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock; $.001 par value;
       1,000,000 shares authorized;
       no shares issued and outstanding
       all periods                                       -                 -
     Common stock; $.001 par value,
        20,000,000 shares authorized;
        3,073,800 shares issued and outstanding
        all periods                                  3,074             3,074
     Additional paid-in capital                      7,909             7,909
     Earnings (deficit) accumulated during
        the development stage                      (21,611)          (16,330)
                                                   -------           --------
         Total Stockholders' Equity (Deficit)      (10,628)           (5,347)
                                                   -------           --------
TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY        $    30          $     80
                                                   =======           ========



 The accompanying notes are an integral part of these financial statements.

                             VENDALUX CORPORATION
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS



                          For The        For The       For The      For The      From Inception
                        Three Months   Six Months   Three Months   Six months     (May 4, 1992)
                            Ended         Ended         Ended         Ended             To
                        September 30,  September 30, September 30, September 30,  September 30,
                            2003          2003          2002          2002             2003
                       --------------  ------------- ------------- ------------- ---------------
                         (Unaudited)    (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
REVENUE:                    $      0      $      0     $      0      $       0     $         0

EXPENSES:
     General and
      administrative           2,350         5,164            0            200          21,382
                           ---------     ---------    ---------      ---------     ------------

                               2,350         5,164            0            200          21,382
                           ---------     ---------    ---------      ---------     ------------
INCOME (LOSS) FROM
 OPERATIONS                   (2,350)       (5,164)           0           (200)        (21,611)

OTHER INCOME (EXPENSE)
     Interest expense            (66)         (117)         (13)           (32)           (229)
                             ---------     ---------    ---------      ---------     ------------

NET INCOME (LOSS) BEFORE
 INCOME TAXES                 (2,416)       (5,281)         (13)          (232)        (21,611)
     Provision for
     income taxes                  0             0            0              0               0
                           =========     =========    =========      =========     ============
NET INCOME (LOSS)           $ (2,416)     $ (5,281)    $    (13)     $    (232)    $   (21,611)
                           =========     =========    =========      =========     ============

EARNINGS (LOSS) PER SHARE   $   0.00      $   0.00     $   0.00      $    0.00
                           =========     =========    =========      =========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING     3,073,800     3,073,800    3,073,800      3,073,800
                           =========     =========    =========      =========





  The accompanying notes are an integral part of these financial statements.

                            VENDALUX CORPORATION
                       (A Development Stage Company)

                         STATEMENTS OF CASH  FLOWS

                                    For The        For The     From Inception
                                  Six Months     Six Months     (May 4, 1992)
                                    Ended          Ended             To
                                 September 30,  September 30,   September 30,
                                     2003           2002            2003
                                --------------  -------------  --------------
                                 (Unaudited)     (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
   Net loss                        $ (5,281)     $       (32)    $   (21,611)
   Adjustments to reconcile
     net loss to net cash
     used by operating
     activities
      Common stock issued
       for services                       0                0             849
      Changes in assets
       and liabilities
        (Increased) in
          prepaid expenses               50                0            (30)
        Increase (decrease)
          in accounts payable         3,611               32          4,178
        Increase (decrease)
          in franchise tax payable     (102)               0              0
        Increase in accrued
          interest payable-
          Stockholder loan              109                0            140
                                   ---------        ---------      ---------
      Cash Flows (Used)
       by Operating Activities       (1,613)               0        (16,474)
                                   ---------        ---------      ---------
CASH FLOW FROM INVESTING
 ACTIVITIES:                              0                0              0
                                   ---------        ---------      ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
     Contributed capital
       for expenses                       0                0          1,888
     Stockholders' loans              1,613                0          6,340
     Issuance of common stock
       for cash                           0                0            746
     Payments on common stock
       subscribed                         0                0          7,500
                                   ---------        ---------      ---------
     Cash Flows Provided by
       Financing Activities           1,613                0         16,474
                                   ---------        ---------      ---------
NET INCREASE (DECREASE)
 IN CASH                                  0                0              0
CASH - BEGINNING OF PERIOD                0                0              0
                                   ---------        ---------      ---------
CASH - END OF PERIOD               $      0      $         0     $        0
                                   =========        =========      =========

                            VENDALUX CORPORATION
                       (A Development Stage Company)

                         STATEMENTS OF CASH  FLOWS
                                 (Continued)

                                    For The        For The     From Inception
                                  Six Months     Six Months     (May 4, 1992)
                                    Ended          Ended             To
                                 September 30,  September 30,   September 30,
                                     2003           2002            2003
                                --------------  -------------  --------------
                                 (Unaudited)     (Unaudited)    (Unaudited)
CASH PAID FOR
   Interest                        $      0      $         0     $        0
                                   =========        =========      =========
   Income taxes                    $      0      $         0     $        0
                                   =========        =========      =========
NON-CASH FINANCING ACTIVITIES
   Common stock issued for
     services                      $      0      $         0     $      849
                                   =========        =========      =========

 The accompanying notes are an integral part of these financial statements.

                            VENDALUX CORPORATION
                      (A Development Stage Company)

                  NOTES TO UNAUDITED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2003


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2003 audited financial statements. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.


NOTE   2 - COMMON STOCK TRANSACTIONS

The Company at inception issued 400,000 shares of its common stock at $.00125 per share for $500. The Company issued 24,600 shares of its common stock at $.01 per share on September 30, 1993 in a private placement.

On March 1, 1994 the Company issued 849,200 shares of its common stock for services valued at $.001 per share for a total value of $849.

On July 30, 1999, the Company sold 1,800,000 shares of its common stock through a common stock subscription at approximately $.00417 per share for $7,500. There were no amounts remaining on the stock subscription receivable at September 30, 2003 and 2002.

NOTE    3 - RELATED PARTY TRANSACTIONS

An officer of the Company is providing a mailing address to the Company without charge. This service has been determined by the Company to have only nominal value. During the six months ended September 30, 2003 and the year ended March 31, 2003 no compensation has been paid or accrued to any officers or directors of the Corporation because amounts are only of a nominal value. Officers and stockholders from time to time have contributed operating capital to the company to pay operating expenses. The total amount contributed through September 30, 2003 is $1,888.

During the six months ended September 30, 2003 and the year ended March 31, 2003, a stockholder has loaned cash to the Company to pay for operating expenses in the total amount of $6,013 and $4,727 respectively. The loan is due upon demand, is unsecured and has an interest rate of 4%. The accrued interest owed is $140 and $31 at September 30, 2003 and March 31, 2003, respectively.

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

As reported in the financial statements, the Company had an accumulated deficit of $21,611 and $16,330 for the six months and year ended September 30, 2003 and March 31, 2003, respectively. The Company has not yet established revenues sufficient to cover its operating costs, which creates doubt as to whether it can continues as a going concern.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

     In December 1999, the Company entered into a contract to acquire a company engaged in the manufacturing and marketing of digital products such as cameras and speakers. The Company in February 2000 terminated the contract when certain information requested by the Company was not provided in the time frame required. The Company will continue to seek other potential merger or acquisitions.

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

     Liquidity and Capital Resources
     -------------------------------

     As of September 30, 2003, the Company had $30 in assets and liabilities of $10,658. If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

     Management anticipates that the Company will incur more costs including legal and accounting fees to locate and complete a merger or acquisition. At the present time the Company does not have the assets to meet these financial requirements. Additionally, the Company does not have substantial assets to entice potential business opportunities to enter into transactions with the Company.

     Since inception the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting costs. There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities.

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

     The Company does not intend to employ anyone in the future, unless its present business operations were to change. The president of the Company is providing the Company with a location for its offices on a "rent free basis." The Company does intend to reimburse its officers and directors for out of pocket costs.

     Results of Operations
     ---------------------

     For the three and six months ended September 30, 2003, the Company had a net loss of $2,416 and $5,281, respectively compared to a loss for the quarter ended September 30, 20023, of $13 and $232 for the three and six months respectively. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue for the three months ended September 30, 2003. The Company does not anticipate any revenue until it locates a new business opportunity.

ITEM 3.    CONTROLS AND PROCEDURES

     a) Evaluation of Disclosure controls and procedures.
        -------------------------------------------------

     The Company's principal executive officers, including principal accounting officers have reviewed the disclosure controls and procedures (as defined in section 240.13a-149c and 240.15d-14c in place to assure the effectiveness of such controls and procedures. This review occurred within 90 days of this 10QSB being filed. Based on this review, the principal executive officers and accounting officers believe Vendalux's disclosure controls and procedures are adequate.

     b) Changes in Internal Controls.
        -----------------------------

     There were no significant changes in Vendalux's internal controls, or other factors, that could significantly affect the Company's controls subsequent to the date of the evaluations performed by the executive officers of the Company. No deficiencies or material weaknesses were found that would require corrective action.


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

                                      Vendalux Corporation
                                      [Registrant]



Dated: November 19, 2003              By:         /s/
                                         -------------------------------
                                         Tom Hofer, President,
                                         Chief Financial Officer, and Director