Form 10QSB/A
period 2003-12-31
VENDALUX CORP
filed 2004-04-05
CIK 919601

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB/A
                                Amendment No. 1


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

                                      Vendalux Corporation
                                      [Registrant]



Dated: April 2, 2004                 By: /s/
                                         -------------------------------
                                         Tom Hofer, President,
                                         Chief Financial Officer, and Director