Form 10KSB
period 2004-03-31
VENDALUX CORP
filed 2004-07-13
CIK 919601

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       March 31, 2004
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

  As of July 9, 2004, the Registrant had 3,073,800 shares of common stock issued and outstanding.

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

                        ITEM 3. LEGAL PROCEEDINGS

     None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended March 31, 2004.

                                PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is not listed for trading. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At July 9, 2004, the Company had approximately 109 shareholders.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of March 31, 2004, the Company had only nominal assets of $30 and liabilities of $13,427. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company's reporting obligations to the Securities and Exchange Commission. Current management has indicated a williness to help support the Company's ongoing expenses through the purchase of securities of the Company.

     For the twelve months ended March 31, 2004, the Company had $7,786 in expenses related to maintaining its corporate status, and paying accounting and legal fees. Expenses were higher than in previous years as the Company completed audits and accounting work. Management anticipates only nominal continuing expenses.

     Since inception the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting cost. There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities. The Company's financial statements contain a going concern opinion on the Company's ability to continue in business.

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

                                PART III


     ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


     The following table sets forth as of July 1, 2004, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

   Name           Age      Position       Director of Officer Since
   ----           ---      --------       -------------------------
Tom Hofer         57        President and           1999
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


                   ITEM 10.  EXECUTIVE COMPENSATION

                       SUMMARY COMPENSATION TABLE

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at March 31, 2004, the end of the Company's last completed fiscal year):

                                                  Long Term Compensation
                                                  ----------------------

                     Annual Compensation              Awards         Payouts

                                            Other      Restricted
Name and                                   Annual      Stock     Options LTIP     All other
Principal Position Year  Salary  Bonus($) Compensation Awards   /SARs   Payout  Compensation
------------------ ----  ------  -------- ------------ ------   ------- ------  ------------
Tom Hofer           2004   $-0-     -0-       -0-         -0-      -0-     -0-       -0-
President and CEO
                    2003    -0-     -0-       -0-         -0-      -0-     -0-       -0-

                    2002    -0-     -0-       -0-         -0-      -0-     -0-       -0-
-----------------

     Cash Compensation

     There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended March 31, 2004, 2003, and 2002.

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

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of July 1, 2004, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 3,073,800 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

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

          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                   TRANSACTIONS WITH MANAGEMENT AND OTHERS.

     During the fiscal year ended March 31, 2004, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest. In 1999, the Company approved the issuance of 900,000 shares of common stock to Mr. Hofer and 900,000 shares to Jeff Holmes for an aggregate purchase price of $7,500. At the time of the transaction the Company had no money to pay for keeping the corporate status or paying ongoing legal and accounting expenses. These shares of common stock were purchased with a promissory note which was paid off in 2003. The Company issued the shares for the note in 2003 when the note was paid in full. In 2003 and 2004, Tom Hofer and Jeff Holmes loaned the Company $2,987 and $4,727 to pay for operating expenses. As of March 31, 2004, a total aggregate amount of $7,994 was owed to Mr. Hofer and Mr. Holmes.

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

                                Vendalux Corporation

                                         /s/
Date: July 12, 2004            By: Tom Hofer, President and Director
                                (Principal Executive Officer)

                           VENDALUX CORPORATION
                       (A Development Stage Company)


                                CONTENTS


                                                                   PAGE


Independent Auditor's Report                                        F-1

Balance Sheets                                                      F-2

Statements of Operations                                            F-3

Statement of Stockholders' Equity                                   F-4

Statements of Cash Flows                                            F-5

Notes to Financial Statements                                       F-6

Child, Sullivan & Company
A PROFESSIONAL CORPORATION OF CERTIFIED PUBLIC ACCOUNTANTS
------------------------------------------------------------------------------
1284 West Flint Meadow Drive, Suite D, Kaysville, UT 84037  Ph:  801-927-1337
Fax:  801-927-1344



                         Independent Auditors' Report



Vendalux Corporation
Scottsdale, AZ


We have audited the accompanying balance sheet of Vendalux Corporation (the Company) as of March 31, 2004, and the related statements of operations, shareholder's equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company as of March 31, 2003 and for the period of May 4, 1992 (date of inception) though March 31, 2003 were audited by another auditor whose report, dated June 26, 2003, expressed a going concern qualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company is a development stage company with, among other things, no revenues to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Child, Sullivan & Company
     /s/
Child, Sullivan & Company
Kaysville, Utah
June 29, 2004

                              VENDALUX CORPORATION
                         (A Development Stage Company)

                                BALANCE SHEETS


                                               March 31,          March 31,
                                                 2004               2003
                                             ------------      -------------
ASSETS

Current Assets:
   Cash in bank                                $        -       $         -
   Prepaid expense                                     30                80
                                               ----------       -----------
     Total Current Assets                              30                80
                                               ----------       -----------
Total Assets                                   $       30       $        80
                                               ==========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                            $    5,272       $       567
   Franchise tax payable                              161               102
   Accrued interest payable - stockholder loan        280                31
   Stockholder loan                                 7,714             4,727
                                               ----------       -----------
     Total Current Liabilities                     13,427             5,427
                                               ----------       -----------

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock; $.001 par value;
    1,000,000 shares authorized;
    no shares issued and outstanding
    either period                                       -                 -
   Common stock; $.001 par value,
    20,000,000 shares authorized;
    3,073,800 shares issued and
    outstanding both periods                        3,074             3,074
   Additional paid-in capital                       7,909             7,909
   Deficit accumulated during the development
    stage                                         (24,380)          (16,330)
                                               ----------       -----------
     Total Stockholders' Equity (Deficit)         (13,397)           (5,347)
                                               ----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY    $       30       $        80
                                               ===========      ===========



  The accompanying notes are an integral part of these financial statements. PAGE> F-3

                               VENDALUX CORPORATION
                            (A Development Stage Company)
                              STATEMENTS OF OPERATIONS

                                                                Cumulative
                                    For The       For The     from Inception,
                                  Year Ended     Year Ended   May 4, 1992, to
                                   March 31,      March 31,      March 31,
                                     2004          2003            2004
                                --------------  ------------  ---------------

Revenue                          $          -    $         -   $          -

Expenses:
   General and administrative           7,786          6,255         24,003
                                  ------------   -----------    ------------
Total Expenses                          7,786          6,255         24,003
                                  ------------   -----------    ------------
Net Loss From Operations               (7,786)        (6,255)       (24,003)

Other Income (Expense):
   Interest expense                      (264)           (68)          (377)
                                  ------------   -----------    ------------
Net Loss Before Income Taxes           (8,050)        (6,323)       (24,380)

     Provision for income taxes             -              -              -
                                  ------------   -----------    ------------
Net Income (Loss)                $     (8,050)   $    (6,323)  $    (24,380)
                                  ============   ============   ============
Net Loss Per Share               $      (0.00)   $     (0.00)
                                  ============   ===========
Weighted Average Common
  Shares Outstanding                3,073,800      3,073,800
                                  ============   ===========

  The accompanying notes are an integral part of these financial statements.

                                 VENDALUX CORPORATION
                            (A Development Stage Company)
                          STATEMENT OF SHAREHOLDERS' EQUITY
                        FROM INCEPTION, MAY 4, 1992, TO MARCH

<CATION>

                                                                                       Deficit
                                                                                     Accumulated
                                                               Additional  Common     During the      Total
                                              Common Stock      Paid-In     Stock     Development  Shareholders'
                                           Shares      Amount   Capital   Subscribed    Stage        Equity
                                          --------   --------   --------  ----------- -----------  -------------

Balance, March 31, 2001                   3,073,800  $ 3,074     $ 7,909   $ (2,865)   $ (9,347)     $ (1,229)
                                          ---------  -------     -------   ---------   ---------     ---------
Cash received on stock subscriptions            -        -           -        1,408         -           1,408

Net loss for the year ended March 31, 2002      -        -           -          -          (660)         (660)
                                          ---------  -------     -------   ---------   ---------     ---------
Balance, March 31, 2002                   3,073,800    3,074       7,909     (1,457)    (10,007)         (481)
                                          ---------  -------     -------   ---------   ---------     ---------
Cash received on stock subscriptions            -        -           -        1,457         -           1,457

Net loss for the year ended March 31, 2003      -        -           -          -        (6,323)       (6,323)
                                          ---------  -------     -------   ---------   ---------     ---------
Balance, March 31, 2003                   3,073,800    3,074       7,909        -       (16,330)       (5,347)
                                          ---------  -------     -------   ---------   ---------     ---------
Net loss for the year ended March 31, 2004      -        -           -          -        (8,050)       (8,050)
                                          ---------  -------     -------   ---------   ---------     ---------
Balance, March 31, 2004                   3,073,800  $ 3,074     $ 7,909   $    -      $(24,380)     $(13,397)
                                          ========= ========    ========   =========   =========     =========


  The accompanying notes are an integral part of these financial statements.

                            VENDALUX CORPORATION
                       (A Development Stage Company)
                         STATEMENTS OF CASH  FLOWS

                                                                                From Inception,
                                                    For The        For The       May 4, 1992,
                                                  Year Ended      Year Ended         To
                                                   March 31,      March 31,       March 31,
                                                    2004           2003            2004
                                                  -----------   -------------   ---------------

Cash Flows from Operating Activities:
   Net loss                                       $ (8,050)      $ (6,323)       $  (24,380)
   Adjustments to reconcile net loss to net
   cash used in operating activities
    Common stock issued for services                   -              -                 849
    Changes in assets and liabilities:
     (Increase) decrease in prepaid expenses            50            (50)              (30)
     Increase in accounts payable                    4,705            267             5,272
     Increase (decrease) in franchise tax payable       59           (109)              161
     Increase in accrued interest payable -
       stockholder loan                                249             31               280
                                                  ---------       ---------        ---------
       Cash Used in Operating Activities            (2,987)        (6,184)          (17,848)
                                                  ---------       ---------        ---------
Cash Flows from Investing Activities                   -               -                -
                                                  ---------       ---------        ---------
Cash Flows from Financing Activities:
   Contributed capital for expenses                    -               -              1,888
   Stockholders' loans                               2,987           4,727            7,714
   Issuance of common stock for cash                   -               -                746
   Payments on common stock subscribed                 -             1,457            7,500
                                                  ---------       ---------        ---------
       Cash Provided by Financing Activities         2,987           6,184           17,848
                                                  ---------       ---------        ---------
Net Increase (Decrease) in Cash                        -               -                -

Cash - Beginning of Period                             -               -                -
                                                  =========       =========        =========
Cash - End of Period                              $    -         $     -         $      -
                                                  =========       =========        =========
Cash Paid for:
   Interest                                       $    -         $     -         $      -
   Income taxes                                   $    -         $     -         $      -
                                                  =========       =========        =========
Non-Cash Financing Activities:
   Common stock issued for services               $    -         $     -         $      849
                                                  =========       =========        =========

  The accompanying notes are an integral part of these financial statements.

                          VENDALUX CORPORATION
                     (A Development Stage Company)

                     Notes to Financial Statements

Note 1   Organization

Vendalux Corporation (the Company) was organized under the laws of the State of Delaware on May 4, 1992 and has elected a fiscal year end of March 31. The Company is considered a development stage company as defined in SFAS No. 7. The Company has at the present time not paid any dividends and any dividends that may be paid in the future will depend upon the financial condition of the Company and other relevant factors. The Company has generated no revenues to date.

Note 2   Summary of Significant Accounting Policies

Basis of Accounting   The accompanying financial statements of the Company
have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Net Earnings Per Share - The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented. There were no potentially dilutive securities outstanding as of March 31, 2004 and 2003.

Income Taxes   Due to losses at March 31, 2004 and since inception, no
provisions for income taxes has been made. There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. Deferred income tax assets arising from net operating losses have been fully offset by valuation allowances in accordance with SFAS No. 109 "Accounting for Income Taxes" due to the uncertainty of their realization. For the year ended March 31, 2004, the valuation allowance increased approximately $3,200. Cumulative net operating loss carry forwards totaling $24,000 begin to expire in 2007.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the year ended March 31, 2004 and since inception on May 4, 1992, the Company did not have non-cash investing activities.

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

Note 3 - Common Stock Transactions

The Company at inception issued 400,000 shares of its common stock at $0.00125 per share for $500 cash. The Company issued 24,600 shares of its common stock at $0.01 per share for $246 cash in a private placement on September 30, 1993.

On March 1, 1994 the Company issued 849,200 shares of its common stock for services valued at $849, or $0.001 per share.

                         VENDALUX CORPORATION
                   (A Development Stage Company)

             Notes to Financial Statements (continued)


Note 3 - Common Stock Transactions

On July 30, 1999 the Company received stock subscriptions for the purchase of 1,800,000 shares of its common stock for total consideration of $7,500 or approximately $0.00417 per share. There were no amounts remaining on the stock subscriptions receivable at March 31, 2004 and 2003.

At inception, 1,000,000 shares of preferred stock were authorized. There were no preferred shares issued or outstanding at March 31, 2004 and 2003. The Company's Board of Directors will determine rights and preferences regarding preferred stock when and if such shares are issued.

Note 4   Related Party Transactions

During the years ended March 31, 2004 and 2003, an officer and certain stockholders have advanced funds to the Company to pay for operating expenses in the total amount of $2,987 and $4,727, respectively. The funds are due upon demand, are unsecured and carry simple interest at the rate of 4% per annum. At March 31, 2004, the officer and shareholders had advanced a total of $7,714 and the accrued interest owed is $280.

The Company has no employees. As of March 31, 2004 no compensation has been paid or accrued to any officer or director of the Company since inception. Officers and directors have provided minimal services since inception; however no compensation has been paid or accrued due the nominal value of such services. An officer of the Company is providing a mailing address to the Company without charge. This service has been determined by the Company to have only nominal value.

Note 5   Development Stage Company and Going Concern

The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7 and has incurred significant cumulative net losses. As reported in the financial statements, the Company has an accumulated deficit of $24,380. At March 31, 2004, the Company's only asset is $30 of prepaid expenses. The Company has current liabilities totaling $13,427.

The Company has borrowed from its stockholders to pay for operating expenses. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it is able to engage in profitable business operations. The Company's inability to obtain additional funding, as required, would severely impair its business operations and there can be no assurance that the Company's operating plan will be successful. If the Company is unable to obtain adequate capital it could be forced to cease operations.

Ultimately, however, the Company will need to achieve profitable operations in order to continue as a going concern. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.