Form 10QSB
period 2004-06-30
VENDALUX CORP
filed 2004-08-23
CIK 919601

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended: June 30, 2004

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

(1)  Yes X    No     (2)  Yes X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                         3,073,800
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of August 17, 2004

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

                            VENDALUX CORPORATION
                       (A Development Stage Company)

                          CONDENSED BALANCE SHEETS
                               (Unaudited)


                                ASSETS


                                                     June 30,     March 31,
                                                       2004         2004
                                                   ----------     ---------
CURRENT ASSETS:
     Cash in bank                                  $       -      $       -
     Prepaid expense                                       -             30
                                                   ----------     ----------
               Total Current Assets                        -             30
                                                   ----------     ----------
TOTAL ASSETS                                       $       -      $      30
                                                   ==========     ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                              $   8,559      $   5,272
     Franchise tax payable                                 -            161
     Accrued interest payable-stockholder loan           361            280
     Stockholder loan                                  8,187          7,714
                                                   ----------     ----------
               Total Current Liabilities              17,107         13,427
                                                   ----------     ----------

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock; $.001 par value;
       1,000,000 shares authorized;
       no shares issued and outstanding both periods      -              -
     Common stock; $.001 par value;
       20,000,000 shares authorized;
       3,073,800 shares issued and outstanding
       both periods                                    3,074          3,074
     Additional paid-in capital                        7,909          7,909
     Deficit accumulated during
       the development stage                         (28,090)       (24,380)
                                                   ----------     ----------
               Total Stockholders' Equity (Deficit) (17,107)        (13,397)
                                                   ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY        $       -      $      30
                                                   ==========     ==========

  The accompanying notes are an integral part of these financial statements.

                             VENDALUX CORPORATION
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                  For The        For The      From Inception
                               Three Months    Three Months    (May 4, 1992)
                                  Ended           Ended             To
                                 June 30,        June 30,        June 30,
                                   2004           2003            2004
                               -----------    -------------   --------------

REVENUE:                         $      -         $         -       $         -

EXPENSES:
     General and administrative     3,624            2,814          27,627
                                 ---------     -----------     -----------
             Total Expenses         3,624            2,814          27,627
                                 ---------     -----------     -----------

NET LOSS FROM OPERATIONS           (3,624)          (2,814)        (27,627)

OTHER INCOME (EXPENSE)
     Interest expense                 (86)             (51)           (463)
                                 ---------     -----------     -----------
  Total other Income (Expenses)       (86)             (51)           (463)
                                 ---------     -----------     -----------

LOSS BEFORE INCOME TAXES           (3,710)          (2,865)        (28,090)
     Provision for income taxes         -                -               -
                                 ---------     -----------     -----------
NET LOSS                         $ (3,710)     $    (2,865)    $   (28,090)
                                 =========     ===========     ===========
LOSS PER SHARE                   $  (0.00)     $     (0.00)
                                 =========     ===========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                    3,073,800        3,073,800
                                ==========     ===========

  The accompanying notes are an integral part of these financial statements.

                            VENDALUX CORPORATION
                       (A Development Stage Company)

                     CONDENSED STATEMENTS OF CASH  FLOWS
                                (Unaudited)



                                                      For The        For The      From Inception
                                                    Three Months   Three Months   (May 4, 1992)
                                                      Ended           Ended             To
                                                     June 30,        June 30,        June 30,
                                                      2004             2003            2004
                                                  --------------  --------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                          $   (3,710)    $    (2,865)   $  (28,090)
   Adjustments to reconcile net loss to net
   cash used by operating activities
     Common stock issued for services                         -               -           849
     Changes in assets and liabilities
        (Increase) decrease in prepaid expenses             30            (750)            -
        Increase in accounts payable                      3,287           2,815         8,559
        Decrease in franchise tax payable                  (161)           (102)            -
        Increase in accrued interest payable-
          Stockholder loan                                   81              49           361
                                                     ----------     -----------     ---------
       Cash Flows Used by Operating Activities             (473)           (853)      (18,321)
                                                     ----------     -----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:                         -               -             -
                                                     ----------     -----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Contributed capital for expenses                         -               -         1,888
     Stockholders' loans                                    473             853         8,187
     Issuance of common stock for cash                        -               -           746
     Payments on common stock subscribed                      -               -         7,500
                                                     ----------     -----------     ---------
       Cash Flows Provided by Financing Activities          473             853        18,321
                                                     ----------     -----------     ---------
NET CHANGE IN CASH                                            -               -             -

CASH - BEGINNING OF PERIOD                                    -               -             -
                                                     ----------     -----------     ---------
CASH - END OF PERIOD                                 $        -     $         -     $       -
                                                     ==========     ===========     =========
CASH PAID FOR
   Interest                                          $        -     $         -     $       -
                                                     ==========     ===========     =========
   Income taxes                                      $        -     $         -     $       -
                                                     ==========     ===========     =========
NON-CASH FINANCING ACTIVITIES
   Common stock issued for services                  $        -     $         -     $     849
                                                     ==========     ===========     =========



  The accompanying notes are an integral part of these financial statements.

                           VENDALUX CORPORATION
                      (A Development Stage Company)

                 NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements include the accounts of Vendalux Corporation. These statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the fiscal year ended March 31, 2004 included in form 10-KSB filed with the U.S. Securities and Exchange Commission on July 13, 2004. In particular, the Company's significant accounting policies were presented as
Note 2 to the financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended June 30, 2004 are not necessarily indicative of the operating results that may be expected for the full year ending March 31, 2005.

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization   The Company was organized under the laws of the State of
Delaware on May 4, 1992 and has elected a fiscal year end of March 31. The Company is considered a development stage company as defined in SFAS No. 7. The Company has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. The Company has generated no revenue to date.

Earnings Per Share   The computation of net income (loss) per share of common
stock is based on the weighted average number of shares outstanding during the periods presented.

Income Taxes   Due to losses through June 30, 2004 and since inception, no provision for income taxes has been made. There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. Deferred income tax assets arising from net operating losses have been fully offset by valuation allowances, in accordance with SFAS No. 109 "Accounting for Income Taxes" due to the uncertainty of their realization.

Cash and Cash Equivalents   For purposes of the statement of cash flows, the
Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the periods ending June 30, 2004 and 2003, the Company did not have non-cash investing activities.

Use of Estimates   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE   3 - COMMON STOCK TRANSACTIONS

The Company at inception issued 400,000 shares of its common stock at $.00125 per share for $500. The Company issued 24,600 shares of its common stock at $.01 per share on September 30, 1993 in a private placement.

On March 1, 1994 the Company issued 849,200 shares of its common stock for services valued at $.001 per share for a total value of $849.

On July 30, 1999, the Company sold 1,800,000 shares of its common stock through a common stock subscription at approximately $.00417 per share for $7,500. The Company received the full subscription amount during the fiscal year ended March 31, 2004.

NOTE    4 - RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2004 and 2003, an officer and certain stockholders have advanced funds to the Company to pay for operating expenses in the total amount of $474 and $853, respectively. The funds are due upon demand, are unsecured and carry simple interest at the rate of 4% per annum. At June 30, 2004, the officer and shareholders had advanced a total of $8,187 and the accrued interest owed is $361.

The Company has no employees. As of June 30, 2004 no compensation has been paid or accrued to any officer or director of the Company since inception. Officers and directors have provided minimal services since inception; however no compensation has been paid or accrued due to the nominal value of such services. An officer of the Company is providing a mailing address to the Company without charge. This service has been determined by the Company to have only nominal value.

                           VENDALUX CORPORATION
                      (A Development Stage Company)

                 NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE    5   DEVELOPMENT STAGE COMPANY AND GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7 and has incurred significant cumulative net losses. As reported in the financial statements, the Company has an accumulated deficit of $28,090. At June 30, 2004, the Company has no assets, and has current liabilities totaling $17,107. The Company has not generated any revenue to date.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal existing operating expenses, and
(2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

     Liquidity and Capital Resources
     -------------------------------

     As of June 30, 2004, the Company had no assets and liabilities of $17,107. If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

     Management anticipates that the Company will incur more costs including legal and accounting fees to locate and complete a merger or acquisition. At the present time the Company does not have the assets to meet these financial requirements. Additionally, the Company does not any assets to entice potential business opportunities to enter into transactions with the Company.

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

     If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's shareholders as it has no capital or operations.

     The Company does not intend to employ anyone in the future, unless its present business operations were to change. The president of the Company is providing the Company with a location for its offices on a "rent free basis." The Company does intend to reimburse its officers and directors for out of pocket cost.

     Results of Operations
     ---------------------

     For the three months ended June 30, 2004, the Company had a net loss of $3,710 compared to a loss for the quarter ended June 30, 2003, of $2,865. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue for the three months ended June 30, 2004. The Company does not anticipate any revenue until it locates a new business opportunity.

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

                                      Vendalux Corporation
                                      [Registrant]



Dated: August 23, 2004                By: /s/
                                         -------------------------------
                                         Tom Hofer, President,
                                         Chief Financial Officer, and Director