Form 10QSB
period 2004-09-30
VENDALUX CORP
filed 2004-12-01
CIK 919601

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended: September 30, 2004

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

          1225 W. Washington St., Suite 213, Tempe, Arizona 85281
 --------------------------------------------------------------------------
         (Address of principal executive offices and Zip Code)

                                 602-778-7505
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes X   No      (2)  Yes X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                         3,073,800
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of November 22, 2004

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

                           VENDALUX CORPORATION
                      (A Development Stage Company)

                             BALANCE SHEETS

                                 ASSETS

                                               September 30,       March 31,
                                                  2004               2004
                                               -------------      ----------
                                                (Unaudited)
CURRENT ASSETS:
     Cash in bank                                  $     -           $     -
     Prepaid expense                                     -                30
                                                   -------           --------
               Total Current Assets                      -                30
                                                   -------           --------

TOTAL ASSETS                                       $     -           $    30
                                                   =======           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                              $12,185           $ 5,272
     Franchise tax payable                               -               161
     Accrued interest payable - Stockholder loan       455               280
     Stockholder loan                                8,972             7,714
                                                   -------           --------
               Total Current Liabilities            21,612            13,427
                                                   -------           --------

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock; $.001 par value;
       1,000,000 shares authorized;
       no shares issued and outstanding
       all periods                                       -                 -
     Common stock; $.001 par value,
        20,000,000 shares authorized;
        3,073,800 shares issued and outstanding
        all periods                                  3,074             3,074
     Additional paid-in capital                      7,909             7,909
     (Deficit) accumulated during
        the development stage                      (32,595)          (24,380)
                                                   -------           --------
         Total Stockholders' Equity (Deficit)      (21,612)          (13,397)
                                                   -------           --------
TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY        $     -          $     30
                                                   =======           ========



 The accompanying notes are an integral part of these financial statements.

                             VENDALUX CORPORATION
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS



                                                                                  From Inception
                         For the Three Months Ended   For the Six Months Ended    (May 4, 1992)
                               September 30,              September 30,                To
                       ----------------------------- ---------------------------   September 30,
                           2004          2003          2004          2003             2004
                       --------------  ------------- ------------- ------------- ---------------
                         (Unaudited)    (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
REVENUE:                    $      -      $      -     $      -      $       -     $         -

EXPENSES:
     General and
      administrative           4,505         2,350        8,029          5,164          32,032
                           ---------     ---------    ---------      ---------     ------------

          Total Expenses       4,505         2,350        8,029         (5,164)         32,032
                           ---------     ---------    ---------      ---------     ------------
NET LOSS FROM
 OPERATIONS                   (4,505)       (2,350)      (8,029)        (5,164)        (32,032)

OTHER INCOME (EXPENSE)
     Interest expense           (100)          (66)        (186)          (117)           (563)
                             ---------     ---------    ---------      ---------     ------------
TOTAL OTHER INCOME (EXPENSE)    (100)          (66)        (186)          (117)           (563)
                             ---------     ---------    ---------      ---------     ------------
NET LOSS BEFORE
 INCOME TAXES                 (4,505)       (2,416)      (8,215)        (5,281)        (32,595)
     Provision for
     income taxes                  -             -            -              -               -
                           =========     =========    =========      =========     ============
NET LOSS                    $ (4,505)     $ (2,416)    $ (8,215)     $  (5,281)    $   (32,595)
                           =========     =========    =========      =========     ============

NET LOSS PER SHARE          $ (0.00)      $ (0.00)     $  (0.00)     $   (0.00)
                           =========     =========    =========      =========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING     3,073,800     3,073,800    3,073,800      3,073,800
                           =========     =========    =========      =========





  The accompanying notes are an integral part of these financial statements.

                            VENDALUX CORPORATION
                       (A Development Stage Company)

                         STATEMENTS OF CASH  FLOWS

                                    For The        For The     From Inception
                                  Six Months     Six Months     (May 4, 1992)
                                    Ended          Ended             To
                                 September 30,  September 30,   September 30,
                                     2004           2003            2004
                                --------------  -------------  --------------
                                 (Unaudited)     (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
   Net loss                        $ (8,215)     $    (5,281)    $  (32,595)
   Adjustments to reconcile
     net loss to net cash
     used by operating
     activities
      Common stock issued
       for services                       -                -            849
      Changes in assets
       and liabilities:
        Decrease in
          prepaid expenses               30               50              -
        Increase
          in accounts payable         6,913            3,611         12,185
        Decrease in
          franchise tax payable        (161)            (102)             -
        Increase in accrued
          interest payable-
          Stockholder loan              175              109            455
                                   ---------        ---------      ---------
      Cash Flows Used
       by Operating Activities       (1,258)          (1,613)       (19,106)
                                   ---------        ---------      ---------
CASH FLOW FROM INVESTING
 ACTIVITIES:                              -                -              -
                                   ---------        ---------      ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
     Contributed capital
       for expenses                       -                -          1,888
     Stockholders' loans              1,258            1,613          8,972
     Issuance of common stock
       for cash                           -                -            746
     Payments on common stock
       subscribed                         -                -          7,500
                                   ---------        ---------      ---------
     Cash Flows Provided by
       Financing Activities           1,258            1,613         19,106
                                   ---------        ---------      ---------
NET CHANGE IN CASH                        -                -              -
CASH - BEGINNING OF PERIOD                -                -              -
                                   ---------        ---------      ---------
CASH - END OF PERIOD               $      -      $         -     $        -
                                   =========        =========      =========

                            VENDALUX CORPORATION
                       (A Development Stage Company)

                         STATEMENTS OF CASH  FLOWS
                                 (Continued)

                                    For The        For The     From Inception
                                  Six Months     Six Months     (May 4, 1992)
                                    Ended          Ended             To
                                 September 30,  September 30,   September 30,
                                     2004           2003            2004
                                --------------  -------------  --------------
                                 (Unaudited)     (Unaudited)    (Unaudited)
CASH PAID FOR
   Interest                        $      -      $         -     $        -
                                   =========        =========      =========
   Income taxes                    $      -      $         -     $        -
                                   =========        =========      =========
NON-CASH FINANCING ACTIVITIES
   Common stock issued for
     services                      $      -      $         -     $      849
                                   =========        =========      =========

 The accompanying notes are an integral part of these financial statements.

                            VENDALUX CORPORATION
                      (A Development Stage Company)

             NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements include the accounts of Vendalux Corporation. These statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the fiscal year ended March 31, 2004 included in form 10-KSB filed with the U.S. Securities and Exchange Commission on July 13, 2004. In particular, the Company's significant accounting policies were presented as
Note 2 to the financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended September 30, 2004 are not necessarily indicative of the operating results that may be expected for the full year ending March 31, 2005.

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

Income Taxes Due to losses through September 30, 2004 and since inception, no provision for income taxes has been made. There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. Deferred income tax assets arising from net operating losses have been fully offset by valuation allowances, in accordance with SFAS No. 109 "Accounting for Income Taxes" due to the uncertainty of their realization.

Cash and Cash Equivalents   For purposes of the statement of cash flows, the
Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the periods ending September 30, 2004 and 2003, the Company did not have non-cash investing activities.

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

                            VENDALUX CORPORATION
                      (A Development Stage Company)

            NOTES CONDENSED TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

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

NOTE    4 - RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2004 and 2003, an officer and certain stockholders have advanced funds to the Company to pay for operating expenses in the total amount of $785 and $760, respectively. The funds are due upon demand, are unsecured and carry simple interest at the rate of 4% per
annum.   At September 30, 2004, the officer and shareholders had advanced a total of $8,972 and the accrued interest owed is $455.

The Company has no employees. As of September 30, 2004 no compensation has been paid or accrued to any officer or director of the Company since inception. Officers and directors have provided minimal services since inception; however no compensation has been paid or accrued due to the nominal value of such services. An officer of the Company is providing a mailing address to the Company without charge. This service has been determined by the Company to have only nominal value.

NOTE    5   DEVELOPMENT STAGE COMPANY AND GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7 and has incurred significant cumulative net losses. As reported in the financial statements, the Company has an accumulated deficit of $32,595. At September 30, 2004, the Company has no assets, and has current liabilities totaling $21,612. The Company has not generated any revenue to date.

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

                            VENDALUX CORPORATION
                      (A Development Stage Company)

       NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

NOTE    5   DEVELOPMENT STAGE COMPANY AND GOING CONCERN (CONTINUED)

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

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

     Liquidity and Capital Resources
     -------------------------------

     As of September 30, 2004, the Company had no assets and liabilities of $21,612. If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

     Results of Operations
     ---------------------

     For the three and six months ended September 30, 2004, the Company had a net loss of $4,505 and $8,215, respectively compared to a loss for the quarter ended September 30, 2003, of $2,416 and $5,281 for the three and six months respectively. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue for the three months ended September 30, 2004. The Company does not anticipate any revenue until it locates a new business opportunity.

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

                                      Vendalux Corporation
                                      [Registrant]



Dated: November 23, 2004              By: /s/
                                         -------------------------------
                                         Tom Hofer, President,
                                         Chief Financial Officer, and Director