Form 10QSB
period 2004-12-31
VENDALUX CORP
filed 2005-03-14
CIK 919601

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended: December 31, 2004

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

(1)  Yes     No X    (2)  Yes X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                         3,073,800
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of March 8, 2005

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

                           VENDALUX CORPORATION
                      (A Development Stage Company)

                             BALANCE SHEETS

                                 ASSETS

                                               December 31,       March 31,
                                                  2004               2003
                                               -------------      ----------
                                                (Unaudited)
CURRENT ASSETS:
     Cash in bank                                  $     -           $     -
     Prepaid expense                                 5,000                30
                                                   -------           --------
               Total Current Assets                  5,000                30
                                                   -------           --------

TOTAL ASSETS                                       $ 5,000           $    30
                                                   =======           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                              $ 8,285           $ 5,272
     Franchise tax payable                               -               161
     Accrued interest payable - Stockholder loan       621               280
     Stockholder loan                               18,847             7,714
                                                   -------           --------
               Total Current Liabilities            27,753            13,427
                                                   -------           --------

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock; $.001 par value;
       1,000,000 shares authorized;
       no shares issued and outstanding
       all periods                                       -                 -
     Common stock; $.001 par value,
        20,000,000 shares authorized;
        3,073,800 shares issued and outstanding
        all periods                                  3,074             3,074
     Additional paid-in capital                      7,909             7,909
     Deficit accumulated during
        the development stage                      (33,736)          (24,380)
                                                   -------           --------
         Total Stockholders' Equity (Deficit)      (22,753)          (13,397)
                                                   -------           --------
TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY        $ 5,000          $     30
                                                   =======           ========



 The accompanying notes are an integral part of these financial statements.

                             VENDALUX CORPORATION
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS



                          For The        For The       For The      For The      From Inception
                        Three Months   Three Months   Nine Months   Nine months   (May 4, 1992)
                            Ended         Ended         Ended         Ended             To
                        December 31,  December 31,   December 31,   December 31,    December 31,
                            2004          2003          2004           2003             2004
                       --------------  ------------- ------------- ------------- ---------------
                         (Unaudited)    (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
REVENUE:                    $      0      $      0     $      0      $       0     $         0

EXPENSES:
     General and
      administrative             975         1,895        9,004          7,059          33,007
                           ---------     ---------    ---------      ---------     ------------

                                 975         1,895        9,004          7,059          33,007
                           ---------     ---------    ---------      ---------     ------------
INCOME (LOSS) FROM
 OPERATIONS                     (975)       (1,895)      (9,004)        (7,059)        (33,007)

OTHER INCOME (EXPENSE)
     Interest expense           (166)          (70)        (352)          (187)           (729)
                             ---------     ---------    ---------      ---------     ------------

NET LOSS BEFORE
 INCOME TAXES                 (1,141)       (1,965)      (9,356)        (7,246)        (33,736)
     Provision for
     income taxes                  0             0            0              0               0
                           =========     =========    =========      =========     ============
NET INCOME (LOSS)           $ (1,141)     $ (1,965)    $ (9,356)     $  (7,246)   $    (33,736)
                           =========     =========    =========      =========     ============

NET LOSS PER SHARE          $ (0.00)     $  (0.00)    $  (0.00)     $   (0.00)
                           =========     =========    =========      =========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING     3,073,800     3,073,800    3,073,800      3,073,800
                           =========     =========    =========      =========





  The accompanying notes are an integral part of these financial statements.

                            VENDALUX CORPORATION
                       (A Development Stage Company)

                         STATEMENTS OF CASH  FLOWS

                                    For The        For The     From Inception
                                  Nine Months    Nine Months    (May 4, 1992)
                                    Ended          Ended             To
                                 December 31,  December 31,      December 31,
                                     2004           2003            2004
                                --------------  -------------  --------------
                                 (Unaudited)     (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
   Net loss                        $ (9,356)     $    (7,246)    $   (33,736)
   Adjustments to reconcile
     net loss to net cash
     used by operating
     activities
      Common stock issued
       for services                       0                0             849
      Changes in assets
       and liabilities
        (Increased)decrease in
          prepaid expenses           (4,970)              50         (5,000)
        Increase in
          accounts payable            3,013            4,378          8,285
        Increase (decrease)
          in franchise tax payable     (162)             (42)             0
        Increase in accrued
          interest payable-
          Stockholder loan              342              178            621
                                   ---------        ---------      ---------
      Cash Used in
       Operating Activities         (11,133)          (2,682)       (28,981)
                                   ---------        ---------      ---------
CASH FLOWS FROM INVESTING
 ACTIVITIES:                              0                0              0
                                   ---------        ---------      ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
     Contributed capital
       for expenses                       0                0          1,888
     Stockholders' loans             11,133            2,682         18,847
     Issuance of common stock
       for cash                           0                0            746
     Payments on common stock
       subscribed                         0                0          7,500
                                   ---------        ---------      ---------
     Cash Provided by
       Financing Activities          11,133            2,682         28,981
                                   ---------        ---------      ---------
NET INCREASE (DECREASE)
 IN CASH                                  0                0              0
CASH - BEGINNING OF PERIOD                0                0              0
                                   ---------        ---------      ---------
CASH - END OF PERIOD               $      0      $         0     $        0
                                   =========        =========      =========

                            VENDALUX CORPORATION
                       (A Development Stage Company)

                         STATEMENTS OF CASH  FLOWS
                                 (Continued)

                                    For The        For The     From Inception
                                  Nine Months    Nine Months     (May 4, 1992)
                                    Ended          Ended             To
                                 December 31,   December 31,    December 31,
                                     2004           2003            2004
                                --------------  -------------  --------------
                                 (Unaudited)     (Unaudited)    (Unaudited)
CASH PAID FOR
   Interest                        $      0      $         0     $        0
                                   =========        =========      =========
   Income taxes                    $      0      $         0     $        0
                                   =========        =========      =========
NON-CASH FINANCING ACTIVITIES
   Common stock issued for
     services                      $      0      $         0     $      849
                                   =========        =========      =========

 The accompanying notes are an integral part of these financial statements.

                            VENDALUX CORPORATION
                      (A Development Stage Company)

                  NOTES TO UNAUDITED FINANCIAL STATEMENTS
                            December 31, 2004


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements include the accounts of Vendalux Corporation. These statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the fiscal year ended March 31, 2004 included in form 10-KSB filed with the U.S. Securities and Exchange Commission on July 13, 2004. In particular, the Company's significant accounting policies were presented as
Note 2 to the financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended December 31, 2004 are not necessarily indicative of the operating results that may be expected for the full year ending March 31, 2005.

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

Income Taxes   Due to losses through December 31, 2004 and since inception, no provision for income taxes has been made. There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. Deferred income tax assets arising from net operating losses have been fully offset by valuation allowances, in accordance with SFAS No. 109 "Accounting for Income Taxes" due to the uncertainty of their realization.

Cash and Cash Equivalents   For purposes of the statement of cash flows, the
Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the periods ending December 31, 2004 and 2003, the Company did not have non-cash investing activities.

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

NOTE    4 - RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2004 and 2003, an officer and certain stockholders have advanced funds to the Company to pay for operating expenses in the total amount of $9,875 and $2,682, respectively. The funds are due upon demand, are unsecured and carry simple interest at the rate of 4%
per annum.   At December 31, 2004, the officer and shareholders had advanced a total of $18,847 and the accrued interest owed is $621.

The Company has no employees. As of December 31, 2004 no compensation has been paid or accrued to any officer or director of the Company since inception. Officers and directors have provided minimal services since inception; however no compensation has been paid or accrued due to the nominal value of such services. An officer of the Company is providing a mailing address to the Company without charge. This service has been determined by the Company to have only nominal value.

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

The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7 and has incurred significant cumulative net losses. As reported in the financial statements, the Company has an accumulated deficit of $33,736. At December 31, 2004, the Company has total assets of $5,000, and has current liabilities totaling $27,753. The Company has not generated any revenue to date.

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

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

     Liquidity and Capital Resources
     -------------------------------

     As of December 31, 2004 the Company had $5,000 in assets and liabilities of $27,753. If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

     Results of Operations
     ---------------------

     For the three and nine months ended December 31, 2004, the Company had a net loss of $1,141 and $9,356, respectively compared to a loss for the quarter ended December 31, 2003, of $1,965 and $7,246 for the three and nine months respectively. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue for the three months ended December 31, 2004. The Company does not anticipate any revenue until it locates a new business opportunity.

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

                                      Vendalux Corporation
                                      [Registrant]



Dated: March 10, 2005                 By: /s/
                                         -------------------------------
                                         Tom Hofer, President,
                                         Chief Financial Officer, and Director