Form 10KSB
period 2005-03-31
VENDALUX CORP
filed 2005-07-21
CIK 919601

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       March 31, 2005
                                     -----------------
  [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________ to __________

                Commission File Number       0-23502
                                            ----------

                            Vendalux Corporation
              --------------------------------------------------
              (Exact name of registrant as specified in charter)

        Delaware                                    33-0601505
------------------------------                 -------------------------
State or other jurisdiction of                 (I.R.S. Employer I.D. No.)
incorporation or organization

1225 W. Washington St., Suite 213, Tempe, Arizona                 85281
--------------------------------------------------------------- ---------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code: 480-443-0851
                                               ---------------
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

  As of July 14, 2005, the Registrant had 3,073,800 shares of common stock issued and outstanding.

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

                        ITEM 3. LEGAL PROCEEDINGS

     None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended March 31, 2005.

                                PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is not listed for trading. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At July 14, 2005, the Company had approximately 109 shareholders.

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

     The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Company to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of March 31, 2005, the Company had no assets except prepaid expenses of $5,000 and liabilities of $30,349. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company's reporting obligations to the Securities and Exchange Commission. Current management has indicated a willingness to help support the Company's ongoing expenses through the purchase of securities of the Company.

     For the twelve months ended March 31, 2005, the Company had $11,405 in expenses related to maintaining its corporate status, and paying accounting and legal fees. Expenses were higher than in previous years as the Company completed audits and accounting work. Management anticipates only nominal continuing expenses.

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

RESULTS OF OPERATIONS
---------------------

     The Company has not had any revenue since inception. The Company continues to suffer a small loss related to maintaining its corporate status and reporting obligations.


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

                   ITEM 8A.  CONTROLS AND PROCEDURES

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

                   ITEM 8B.  OTHER INFORMATION

None
                                PART III


     ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


     The following table sets forth as of July 14, 2005, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

   Name           Age      Position       Director of Officer Since
   ----           ---      --------       -------------------------
Tom Hofer         58        President and           1999
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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Company is not aware of any late reports filed by officers, directors and ten percent shareholders.

                   ITEM 10.  EXECUTIVE COMPENSATION

                       SUMMARY COMPENSATION TABLE

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at March 31, 2005, the end of the Company's last completed fiscal year):

                                                  Long Term Compensation
                                                  ----------------------
                     Annual Compensation              Awards         Payouts
                                            Other      Restricted
Name and                                   Annual      Stock     Options LTIP     All other
Principal Position Year  Salary  Bonus($) Compensation Awards   /SARs   Payout  Compensation
------------------ ----  ------  -------- ------------ ------   ------- ------  ------------
Tom Hofer           2005   $-0-     -0-       -0-         -0-      -0-     -0-       -0-
President and CEO
                    2004    -0-     -0-       -0-         -0-      -0-     -0-       -0-

                    2003    -0-     -0-       -0-         -0-      -0-     -0-       -0-
-----------------

     Cash Compensation

     There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended March 31, 2005, 2004, and 2003.

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

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of July 14, 2005, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 3,073,800 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

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

          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                   TRANSACTIONS WITH MANAGEMENT AND OTHERS.

     During the fiscal year ended March 31, 2005, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest. In 1999, the Company approved the issuance of 900,000 shares of common stock to Mr. Hofer and 900,000 shares to Jeff Holmes for an aggregate purchase price of $7,500. At the time of the transaction the Company had no money to pay for keeping the corporate status or paying ongoing legal and accounting expenses. These shares of common stock were purchased with a promissory note, which was paid off in 2003. The Company issued the shares for the note in 2003 when the note was paid in full. In 2005 and 2004, Tom Hofer and Jeff Holmes loaned the Company $11,133 and $2,187, respectively, to pay for operating expenses. As of March 31, 2005, a total aggregate amount of $19,654 was owed to Mr. Hofer and Mr. Holmes which includes accrued interest of $807.

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

             ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                  Page
-----------------                                                  ----

Report of Independent Registered Public Accounting Firm             F-1

Balance Sheets                                                      F-2

Statements of Operations                                            F-3

Statement of Shareholders' Equity                                 F-4-5

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

         ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
        Information required by Item 9(e) of Schedule 14A

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $3,700 for each of the years ending March 31, 2005 and 2004.

2) Audit-Related Fees - $-0-.
3) Tax Fees. $100.
4) All Other Fees. -0-.
5) Not applicable.
6) Not Applicable.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                Vendalux Corporation

                                     /s/
Date: July 20, 2005            By: Tom Hofer, President and Director
                                (Principal Executive Officer)

                           VENDALUX CORPORATION
                       (A Development Stage Company)


                                CONTENTS


                                                                   PAGE


Report of Independent Registered Public Accounting Firm             F-1

Balance Sheets                                                      F-2

Statements of Operations                                            F-3

Statement of Shareholders' Equity (Deficit)                         F-4

Statements of Cash Flows                                            F-6

Notes to Financial Statements                                       F-8

Child, Sullivan & Company
A PROFESSIONAL CORPORATION OF CERTIFIED PUBLIC ACCOUNTANTS
------------------------------------------------------------------------------
1284 W. Flint Meadow Dr., Kaysville, UT, 84037
Ph. 801-927-1337, Fax 801-927-1344


Report of Independent Registered Public Accounting Firm


To the Board of Directors
Vendalux Corporation

We have audited the balance sheets of Vendalux Corporation (a development stage company) (the Company) as of March 31, 2005 and 2004, and the related statements of operations, changes in shareholders' deficit and cash flows for the years then ended, and for the period from May 4, 1992 (date of inception) to March 31, 2005. These financial statements are the responsibility of the Company' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vendalux Corporation as of March 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, and for the period of May 4, 1992 (date of inception) to March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered net losses since inception and is still considered a development stage company, as it has not yet obtained revenues from its planned principle operations. These factors raise substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Sullivan & Company

Child, Sullivan & Company
Kaysville, Utah
June 30, 2005

                              VENDALUX CORPORATION
                         (A Development Stage Company)

                                BALANCE SHEETS


                                               March 31,          March 31,
                                                 2005               2004
                                             ------------      -------------
ASSETS

Current Assets:
   Cash in bank                                $        -       $         -
   Prepaid expense (note 3)                         5,000                30
                                               ----------       -----------
     Total Current Assets                           5,000                30
                                               ----------       -----------
Total Assets                                   $    5,000       $        30
                                               ==========       ===========

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current Liabilities:
   Accounts payable                            $   10,533       $     5,272
   Franchise tax payable                              162               161
   Accrued interest payable-shareholder loan
     (Note 5)                                         807               280
   Shareholder loan (note 5)                       18,847             7,714
                                               ----------       -----------
     Total Current Liabilities                     30,349            13,427
                                               ----------       -----------

SHAREHOLDERS' (DEFICIT) (note 4):
   Preferred stock; $.001 par value;
    1,000,000 shares authorized;
    no shares issued and outstanding
    either period                                       -                 -
   Common stock; $.001 par value,
    20,000,000 shares authorized;
    3,073,800 shares issued and
    outstanding both periods                        3,074             3,074
   Additional paid-in capital                       7,909             7,909
   Deficit accumulated during the development
    stage                                         (36,332)          (24,380)
                                               ----------       -----------
     Total Shareholders' Equity (Deficit)         (25,349)          (13,397)
                                               ----------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS'  EQUITY    $    5,000       $        30
                                               ===========      ===========



  The accompanying notes are an integral part of these financial statements.

                               VENDALUX CORPORATION
                            (A Development Stage Company)
                              STATEMENTS OF OPERATIONS

                                                                Cumulative
                                    For The       For The     from Inception,
                                  Year Ended     Year Ended   May 4, 1992, to
                                   March 31,      March 31,      March 31,
                                     2005          2004            2005
                                --------------  ------------  ---------------

Revenue                          $          -    $         -   $          -

Expenses:
   General and administrative          11,405          7,786         35,408
                                  ------------   -----------    ------------
Total Expenses                         11,405          7,786         35,408
                                  ------------   -----------    ------------
Net Loss From Operations              (11,405)        (7,786)       (35,408)

Other Income (Expense):
   Interest expense                      (547)          (264)          (924)
                                  ------------   -----------    ------------
Net Loss Before Income Taxes          (11,952)        (8,050)       (36,332)

     Provision for income taxes             -              -              -
                                  ------------   -----------    ------------
Net Income (Loss)                $    (11,952)   $    (8,050)  $    (36,332)
                                  ============   ============   ============
Net Loss Per Share               $      (0.00)   $     (0.00)
                                  ============   ===========
Weighted Average Common
  Shares Outstanding                3,073,800      3,073,800
                                  ============   ===========

  The accompanying notes are an integral part of these financial statements.

                                 VENDALUX CORPORATION
                            (A Development Stage Company)
                     STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                   FROM INCEPTION, MAY 4, 1992, TO MARCH 31, 2005


<CATION>

                                                                                       Deficit
                                                                                     Accumulated
                                                               Additional  Common     During the      Total
                                              Common Stock      Paid-In     Stock     Development  Shareholders'
                                           Shares      Amount   Capital   Subscribed    Stage   Equity (Deficit)
                                          --------   --------   --------  ----------- -----------  -------------

BALANCE, May 4, 1992 (inception)                    - $     -    $    -    $     -     $       -    $       -

Common stock issued for cash at
 of $.00125 per share                         400,000     400       100          -             0          500

Net loss from inception through March 31, 1993      0       0         0          -          (270)        (270)
                                            ---------  -------    ------    --------     ---------   ---------
Balance March 31, 1993                        400,000     400       100          -          (270)         230

Contributed capital for expenses                    0       0       500          -             0          500

Common stock issued for cash at $.01 per share
  in a private placement September 30, 1993    24,600      25       221          -             0          246

Common stock issued for services valued at
  $.001 per share March 1, 1994               849,200     849         0          -             0          849

Net loss for the year ended March 31, 1994          0       0         0          -        (1,706)      (1,706)
                                            ---------  -------    ------    --------     ---------   ---------
Balance, March 31, 1994                     1,273,800   1,274       821          -        (1,976)         119

Net loss for the year ended March 31, 1995          0       0         0          -          (854)        (854)
                                            ---------  -------    ------    --------     ---------   ---------
Balance, March 31, 1995                     1,273,800   1,274       821          -        (2,830)        (735)

Net loss for the year ended March 31, 1996          0       0         0          -          (214)        (214)
                                            ---------  -------    ------    --------     ---------   ---------
Balance, March 31, 1996                     1,273,800   1,274       821          -        (3,044)        (949)

Net loss for the year ended March 31, 1997          0       0         0          -          (214)        (214)
                                            ---------  -------    ------    --------     ---------   ---------
Balance, March 31, 1997                     1,273,800   1,274       821          -        (3,258)      (1,163)

Net loss for the year ended March 31, 1998          0       0         0          -          (115)        (115)
                                            ---------  -------    ------    --------     ---------   ---------
Balance, March 31, 1998                     1,273,800 $ 1,274    $  821    $     -     $  (3,373)   $  (1,278)

Net loss for the year ended March 31, 1999          0       0         0          -          (110)        (110)
                                            ---------  -------    ------    --------     ---------   ---------
Balance, March 31, 1999                     1,273,800 $ 1,274    $  821    $     -     $  (3,483)   $  (1,388)

Capital contributed for expenses                    -       -     1,388          -             -        1,388

Common Stock subscribed for cash at approx.
 $.00417 in a private placement,
 July 30, 1999                              1,800,000   1,800     5,700     (7,500)            -            -

Net loss for the year ended March 31, 2000          -       -         -          -        (4,644)      (4,644)
                                            ---------  -------    ------    --------     ---------   ---------
Balance, March 31, 2000                     3,073,800   3,074     7,909     (7,500)       (8,127)      (4,644)


  The accompanying notes are an integral part of these financial statements.

                                VENDALUX CORPORATION
                            (A Development Stage Company)

                 STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) (CONT'D)
                  FROM INCEPTION, MAY 4, 1992, TO MARCH 31, 2005



                                                                                       Deficit
                                                                                     Accumulated
                                                               Additional  Common     During the      Total
                                              Common Stock      Paid-In     Stock     Development  Shareholders'
                                          Shares      Amount   Capital   Subscribed    Stage    Equity (Deficit)
                                          --------   --------   --------  ----------- -----------  -------------

Balance, March 31, 2000                   3,073,800   $ 3,074    $ 7,909   $ (7,500)   $ (8,127)    $ (4,644)

Cash received on stock subscriptions              -         -          -      4,755           -        4,755

Net loss for the year ended March 31, 2001        -         -          -          -      (1,220)      (1,220)
                                         ----------- ---------  ---------  ---------   ---------   ----------
Balance, March 31, 2001                   3,073,800     3,074      7,909     (2,745)     (9,347)      (1,109)

Cash received on stock subscriptions              -         -          -      1,288           -        1,288

Net loss for the year ended March 31, 2002        -         -          -          -        (660)        (660)
                                         ----------- ---------  ---------  ---------   ---------   ----------
Balance, March 31, 2002                   3,073,800     3,074      7,909     (1,457)    (10,007)        (481)

Cash received on stock subscriptions              -         -          -      1,457           -        1,457

Net loss for the year ended March 31, 2003        -         -          -          -      (6,323)      (6,323)
                                         ----------- ---------  ---------  ---------   ---------   ----------
Balance, March 31, 2003                   3,073,800     3,074      7,909          -     (16,330)      (5,347)

Net loss for the year ended March 31, 2004        -         -          -          -      (8,050)      (8,050)
                                         ----------- ---------  ---------  ---------   ---------   ----------
Balance, March 31, 2004                   3,073,800     3,074      7,909          -     (24,380)     (13,397)

Net loss for the year ended March 31, 2005        -         -          -          -     (11,952)     (11,952)
                                         ----------- ---------  ---------  ---------   ---------   ----------
Balance, March 31, 2005                   3,073,800    $3,074     $7,909   $      -    $(36,332)    $(25,349)
                                         =========== =========  =========  =========   =========   ==========


  The accompanying notes are an integral part of these financial statements.

                            VENDALUX CORPORATION
                       (A Development Stage Company)
                         STATEMENTS OF CASH  FLOWS

                                                                                From Inception,
                                                    For The        For The       May 4, 1992,
                                                  Year Ended      Year Ended         To
                                                   March 31,      March 31,       March 31,
                                                    2005           2004            2005
                                                  -----------   -------------   ---------------

Cash Flows from Operating Activities:
   Net loss                                       $(11,952)     $ (8,050)       $  (36,332)
   Adjustments to reconcile net loss to net
   cash used in operating activities
    Common stock issued for services                   -              -                 849
    Changes in assets and liabilities:
     (Increase) decrease in prepaid expenses        (4,970)            50            (5,000)
     Increase in accounts payable                    5,261          4,705            10,533
     Increase (decrease) in franchise tax payable        1             59               162
     Increase in accrued interest payable -
       shareholder loan                                527            249               807
                                                  ---------       ---------        ---------
       Cash Used in Operating Activities           (11,133)        (2,987)          (28,981)
                                                  ---------       ---------        ---------
Cash Flows from Investing Activities                   -               -                -
                                                  ---------       ---------        ---------
Cash Flows from Financing Activities:
   Contributed capital for expenses                    -               -              1,888
   Shareholders' loans                              11,133           2,987           18,847
   Issuance of common stock for cash                   -               -                746
   Payments on common stock subscribed                 -               -              7,500
                                                  ---------       ---------        ---------
       Cash Provided by Financing Activities        11,133           2,987           28,981
                                                  ---------       ---------        ---------
Net Increase (Decrease) in Cash                        -               -                -

Cash - Beginning of Period                             -               -                -
                                                  =========       =========        =========
Cash - End of Period                              $    -         $     -         $      -
                                                  =========       =========        =========
Cash Paid for:
   Interest                                       $    -         $     -         $      -
   Income taxes                                   $    -         $     -         $      -
                                                  =========       =========        =========
Non-Cash Financing Activities:
   Common stock issued for services               $    -         $     -         $      849
                                                  =========       =========        =========

  The accompanying notes are an integral part of these financial statements.

                          VENDALUX CORPORATION
                     (A Development Stage Company)
                     Notes to Financial Statements
                 For the Years Ended March 31, 2005 and 2004
         and the Period of May 4, 1992 (inception) through March 31, 2005

Note 1   Organization

Vendalux Corporation (the Company) was organized under the laws of the State of Delaware on May 4, 1992 and has elected a fiscal year end of March 31. The Company is considered a development stage company as defined in SFAS No. 7. The Company has at the present time not paid any dividends, and any dividends that may be paid in the future will depend upon the financial condition of the Company and other relevant factors. The Company has generated no revenue to date.

Note 2   Summary of Significant Accounting Policies

Basis of Accounting   The accompanying financial statements of the Company
have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Net Earnings Per Share - The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented. There were no potentially dilutive securities outstanding as of March 31, 2005 and 2004.

Income Taxes   Due to losses at March 31, 2005 and since inception, no
provision for income taxes has been made. There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. Deferred income tax assets arising from net operating losses have been fully offset by valuation allowances in accordance with SFAS No. 109 "Accounting for Income Taxes" due to the uncertainty of their realization. For the year ended March 31, 2005, the valuation allowance increased approximately $4,800. Cumulative net operating loss carry forwards totaling $36,000 begin to expire in 2007.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the year ended March 31, 2005 and since inception on May 4, 1992, the Company did not have non-cash investing activities.

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

Note 3   Prepaid Expense

At March 31, 2005, the Company had paid its attorney a $5,000 retainer fee for services to be rendered during the year ended March 31, 2006. The Company will amortize the fees as incurred.

                              VENDALUX CORPORATION
                         (A Development Stage Company)
                    Notes to Financial Statements (continued)
                   For the Years Ended March 31, 2005 and 2004
         and the Period of May 4, 1992 (inception) through March 31, 2005

Note 4 - Common Stock Transactions

The Company, at inception, issued 400,000 shares of its common stock at $0.00125 per share for $500 cash. The Company issued 24,600 shares of its common stock at $0.01 per share for $246 cash in a private placement on September 30, 1993.

On March 1, 1994 the Company issued 849,200 shares of its common stock for services valued at $849, or $0.001 per share.

On July 30, 1999 the Company received stock subscriptions for the purchase of 1,800,000 shares of its common stock for total consideration of $7,500 or approximately $0.00417 per share. There were no amounts remaining on the stock subscriptions receivable at March 31, 2005 and 2004.

At inception, 1,000,000 shares of preferred stock were authorized. There were no preferred shares issued or outstanding at March 31, 2005 and 2004. The Company's Board of Directors will determine rights and preferences regarding preferred stock when and if such shares are issued.

Note 5   Related Party Transactions

During the years ended March 31, 2005 and 2004, an officer and certain stockholders have advanced funds to the Company to pay for operating expenses in the total amount of $11,133 and $2,187, respectively. The funds are due upon demand, are unsecured and carry simple interest at the rate of 4% per annum. At March 31, 2005, the officer and shareholders had advanced a total of $18,847 and the accrued interest owed is $807.

The Company has no employees. As of March 31, 2005 no compensation has been paid or accrued to any officer or director of the Company since inception. Officers and directors have provided minimal services since inception; however no compensation has been paid or accrued due the nominal value of such services. An officer of the Company is providing a mailing address to the Company without charge. This service has been determined by the Company to have only nominal value.

Note 6   Development Stage Company and Going Concern

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7 and has incurred significant cumulative net losses. As reported in the financial statements, the Company has an accumulated deficit of $36,332. At March 31, 2005, the Company's only asset is $5,000 of prepaid expenses. The Company has current liabilities totaling $30,349.

                          VENDALUX CORPORATION
                     (A Development Stage Company)
                     Notes to Financial Statements
                 For the Years Ended March 31, 2005 and 2004
         and the Period of May 4, 1992 (inception) through March 31, 2005

Note 6   Development Stage Company and Going Concern (continued)

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