Form 10QSB
period 2005-06-30
VENDALUX CORP
filed 2005-08-15
CIK 919601

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended: June 30, 2005

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

(1)  Yes X    No     (2)  Yes X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                         3,073,800
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of August 15, 2005

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

                            VENDALUX CORPORATION
                       (A Development Stage Company)

                          CONDENSED BALANCE SHEETS
                               (Unaudited)


                                ASSETS


                                                     June 30,     March 31,
                                                       2005         2005
                                                   ----------     ---------
CURRENT ASSETS:
     Cash in bank                                  $       -      $       -
     Prepaid expense                                   5,000          5,000
                                                   ----------     ----------
               Total Current Assets                    5,000          5,000
                                                   ----------     ----------
TOTAL ASSETS                                       $   5,000      $   5,000
                                                   ==========     ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                              $  10,000      $  10,533
     Franchise tax payable                               168            162
     Accrued interest payable-stockholder loan           998            807
     Stockholder loan                                 19,380         18,847
                                                   ----------     ----------
               Total Current Liabilities              30,546         30,349
                                                   ----------     ----------

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock; $.001 par value;
       1,000,000 shares authorized;
       no shares issued and outstanding both periods      -              -
     Common stock; $.001 par value;
       20,000,000 shares authorized;
       3,073,800 shares issued and outstanding
       both periods                                    3,074          3,074
     Additional paid-in capital                        7,909          7,909
     Deficit accumulated during
       the development stage                         (36,529)       (36,332)
                                                   ----------     ----------
               Total Stockholders' Equity (Deficit)  (25,546)       (25,349)
                                                   ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY        $   5,000      $    5,000
                                                   ==========     ==========

  The accompanying notes are an integral part of these financial statements.

                             VENDALUX CORPORATION
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                                              From Inception
                                For the Three Months Ended     (May 4, 1992)
                                         June 30                     To
                               ----------------------------      June 30,
                                   2005           2004            2005
                               -----------    -------------   --------------

REVENUE:                         $      -         $         -       $         -

EXPENSES:
     General and administrative         6            3,624          35,414
                                 ---------     -----------     -----------
             Total Expenses             6            3,624          35,414
                                 ---------     -----------     -----------

NET LOSS FROM OPERATIONS               (6)          (3,624)        (35,414)

OTHER INCOME (EXPENSE)
     Interest expense                (191)             (86)         (1,115)
                                 ---------     -----------     -----------
NET LOSS BEFORE INCOME TAXES         (197)          (3,710)        (36,529)
     Provision for income taxes         -                -               -
                                 ---------     -----------     -----------
NET INCOME (LOSS)                $   (197)     $    (3,710)    $   (36,529)
                                 =========     ===========     ===========
NET LOSS PER SHARE               $  (0.00)     $     (0.00)
                                 =========     ===========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                    3,073,800        3,073,800
                                ==========     ===========

  The accompanying notes are an integral part of these financial statements.

                            VENDALUX CORPORATION
                       (A Development Stage Company)

                     CONDENSED STATEMENTS OF CASH  FLOWS
                                (Unaudited)


                                                                                  From Inception
                                                    For the Three Months Ended     (May 4, 1992)
                                                             June 30                     To
                                                    ----------------------------      June 30,
                                                        2005           2004            2005
                                                    -----------    -------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                          $     (197)    $    (3,710)   $  (36,529)
   Adjustments to reconcile net loss to net
   cash used by operating activities
     Common stock issued for services                         -               -           849
     Changes in assets and liabilities
        (Increase) decrease in prepaid expenses               -              30        (5,000)
        Increase (decrease) in accounts payable            (533)          3,287        10,000
        Increase (decrease) in franchise tax payable          6            (161)          168
        Increase in accrued interest payable-
          Stockholder loan                                  191              81           998
                                                     ----------     -----------     ---------
       Cash Flows Used by Operating Activities             (533)           (473)      (29,514)
                                                     ----------     -----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:                         -               -             -
                                                     ----------     -----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Contributed capital for expenses                         -               -         1,888
     Stockholders' loans                                    533             473        19,380
     Issuance of common stock for cash                        -               -           746
     Payments on common stock subscribed                      -               -         7,500
                                                     ----------     -----------     ---------
       Cash Provided by Financing Activities                533             473        29,514
                                                     ----------     -----------     ---------
NET Increase (Decrease) IN CASH                               -               -             -

CASH - BEGINNING OF PERIOD                                    -               -             -
                                                     ----------     -----------     ---------
CASH - END OF PERIOD                                 $        -     $         -     $       -
                                                     ==========     ===========     =========
CASH PAID FOR
   Interest                                          $        -     $         -     $       -
                                                     ==========     ===========     =========
   Income taxes                                      $        -     $         -     $       -
                                                     ==========     ===========     =========
NON-CASH FINANCING ACTIVITIES
   Common stock issued for services                  $        -     $         -     $     849
                                                     ==========     ===========     =========



  The accompanying notes are an integral part of these financial statements.

                           VENDALUX CORPORATION
                      (A Development Stage Company)

            NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements include the accounts of Vendalux Corporation. These statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the fiscal year ended March 31, 2005 included in form 10-KSB filed with the U.S. Securities and Exchange Commission on July 21, 2005. In particular, the Company's significant accounting policies were presented as
Note 2 to the financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended June 30, 2005 are not necessarily indicative of the operating results that may be expected for the full year ending March 31, 2006.

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

Income Taxes   Due to losses through June 30, 2005 and since inception, no provision for income taxes has been made. There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. Deferred income tax assets arising from net operating losses have been fully offset by valuation allowances, in accordance with SFAS No. 109 "Accounting for Income Taxes" due to the uncertainty of their realization.

Cash and Cash Equivalents   For purposes of the statement of cash flows, the
Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the periods ending June 30, 2005 and 2004, the Company did not have non-cash investing activities.

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

        NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS (C0NTINUED)

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

NOTE    4 - RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2005 and 2004, an officer and certain stockholders have advanced funds to the Company to pay for operating expenses in the total amount of $533 and $473, respectively. The funds are due upon demand, are unsecured and carry simple interest at the rate of 4% per annum. At June 30, 2005, the officer and shareholders had advanced a total of $19,380 and the accrued interest owed is $998
..
The Company has no employees. As of June 30, 2005 no compensation has been paid or accrued to any officer or director of the Company since inception. Officers and directors have provided minimal services since inception; however no compensation has been paid or accrued due to the nominal value of such services. An officer of the Company is providing a mailing address to the Company without charge. This service has been determined by the Company to have only nominal value.

NOTE    5   DEVELOPMENT STAGE COMPANY AND GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7 and has incurred significant cumulative net losses. As reported in the financial statements, the Company has an accumulated deficit of $36,529. At June 30, 2005, the Company has total assets of $5,000, and has current liabilities totaling $30,546. The Company has not generated any revenue to date.

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

                           VENDALUX CORPORATION
                      (A Development Stage Company)

        NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS (C0NTINUED)

NOTE    5   DEVELOPMENT STAGE COMPANY AND GOING CONCERN

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

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

     Liquidity and Capital Resources
     -------------------------------

     As of June 30, 2005, the Company had assets of $5,000 consisting of prepaid expenses related to a legal retainer and liabilities of $30,546. If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

     Results of Operations
     ---------------------

     For the three months ended June 30, 2005, the Company had a net loss of $197 compared to a loss for the quarter ended June 30, 2004, of $3,710. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue for the three months ended June 30, 2005. The Company does not anticipate any revenue until it locates a new business opportunity.

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

                                      Vendalux Corporation
                                      [Registrant]



Dated: August 15, 2005                By: /s/
                                         -------------------------------
                                         Tom Hofer, President,
                                         Chief Financial Officer, and Director