Form 10QSB
period 2005-09-30
VENDALUX CORP
filed 2005-11-21
CIK 919601

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended: September 30, 2005

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

(1)  Yes X   No      (2)  Yes X    No
        ---     ---          ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                         3,073,800
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of November 14, 2005

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

                           VENDALUX CORPORATION
                      (A Development Stage Company)

                             BALANCE SHEETS

                                 ASSETS

                                               September 30,       March 31,
                                                  2005               2005
                                               -------------      ----------
                                                (Unaudited)
CURRENT ASSETS:
     Cash in bank                                  $     -           $     -
     Prepaid expense (note 3)                        5,000             5,000
                                                   -------           --------
               Total Current Assets                  5,000             5,000
                                                   -------           --------

TOTAL ASSETS                                       $ 5,000           $ 5,000
                                                   =======           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                              $14,637           $10,533
     Franchise tax payable                               -               162
     Accrued interest payable - Stockholder
      loan (note 5)                                  1,199               807
     Stockholder loan (note 5)                      20,440            18,847
                                                   -------           --------
               Total Current Liabilities            36,276            30,349
                                                   -------           --------

Common stock subject to rescission and
 exchange rights; $0.001 par value;
 3,073,800 shares issued and outstanding (note 7)   10,983                 -
                                                   -------           --------

STOCKHOLDERS' EQUITY (DEFICIT) (note 4):
     Preferred stock; $.001 par value;
       1,000,000 shares authorized;
       no shares issued and outstanding
       all periods                                       -                 -
     Common stock; $.001 par value,
        20,000,000 shares authorized;
        zero and 3,073,800 shares issued and
        outstanding at September 30 and
        March 31, 2005, respectively                     -             3,074
     Additional paid-in capital                          -             7,909
     (Deficit) accumulated during
        the development stage                      (42,259)          (36,332)
                                                   -------           --------
         Total Stockholders' Equity (Deficit)      (42,259)          (25,349)
                                                   -------           --------
TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY        $ 5,000          $  5,000
                                                   =======           ========

 The accompanying notes are an integral part of these financial statements.

                             VENDALUX CORPORATION
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                                                                  From Inception
                         For the Three Months Ended   For the Six Months Ended    (May 4, 1992)
                               September 30,              September 30,                To
                       ----------------------------- ---------------------------   September 30,
                           2005          2004          2005          2004             2005
                       --------------  ------------- ------------- ------------- ---------------
REVENUE:                    $      -      $      -     $      -      $       -     $         -

EXPENSES:
     General and
      administrative           5,520         4,405        5,526          8,029          40,934
                           ---------     ---------    ---------      ---------     ------------

          Total Expenses       5,520         4,405        5,526          8,029)         40,934
                           ---------     ---------    ---------      ---------     ------------
NET LOSS FROM
 OPERATIONS                   (5,520)       (4,405)      (5,526)        (8,029)        (40,934)

OTHER INCOME (EXPENSE)
     Interest expense           (210)         (100)        (401)          (186)         (1,325)
                             ---------     ---------    ---------      ---------     ------------
NET LOSS BEFORE
 INCOME TAXES                 (5,730)       (4,505)      (5,927)        (8,215)        (42,259)
     Provision for
     income taxes                  -             -            -              -               -
                           =========     =========    =========      =========     ============
NET LOSS                    $ (5,730)     $ (4,505)    $ (5,927)     $  (8,215)    $   (42,259)
                           =========     =========    =========      =========     ============

NET LOSS PER SHARE          $ (0.00)      $ (0.00)     $  (0.00)     $   (0.00)
                           =========     =========    =========      =========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING     3,073,800     3,073,800    3,073,800      3,073,800
                           =========     =========    =========      =========





  The accompanying notes are an integral part of these financial statements.

                            VENDALUX CORPORATION
                       (A Development Stage Company)

                         STATEMENTS OF CASH  FLOWS
                               (Unaudited)

                                    For The        For The     From Inception
                                  Six Months     Six Months     (May 4, 1992)
                                    Ended          Ended             To
                                 September 30,  September 30,   September 30,
                                     2005           2004            2005
                                --------------  -------------  --------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
   Net loss                        $ (5,927)     $    (8,215)    $  (42,259)
   Adjustments to reconcile
     net loss to net cash
     used by operating
     activities:
      Common stock issued
       for services                       -                -            849
      Changes in assets
       and liabilities:
        (Increase) decrease in
          prepaid expenses                -               30         (5,000)
        Increase
          in accounts payable         4,104            6,913         14,637
        Decrease in
          franchise tax payable        (162)            (161)             -
        Increase in accrued
          interest payable-
          Stockholder loan              392              175          1,199
                                   ---------        ---------      ---------
      Cash Used
       in Operating Activities       (1,593)          (1,258)       (30,574)
                                   ---------        ---------      ---------
CASH FLOW FROM INVESTING
 ACTIVITIES:                              -                -              -
                                   ---------        ---------      ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
     Contributed capital
       for expenses                       -                -          1,888
     Stockholders' loans              1,593            1,258         20,440
     Issuance of common stock
       for cash                           -                -            746
     Payments on common stock
       subscribed                         -                -          7,500
                                   ---------        ---------      ---------
     Cash Provided by
       Financing Activities           1,593            1,258         30,574
                                   ---------        ---------      ---------
NET CHANGE IN CASH                        -                -              -
CASH - BEGINNING OF PERIOD                -                -              -
                                   ---------        ---------      ---------
CASH - END OF PERIOD               $      -      $         -     $        -
                                   =========        =========      =========

                            VENDALUX CORPORATION
                       (A Development Stage Company)

                         STATEMENTS OF CASH  FLOWS
                                 (Continued)

                                    For The        For The     From Inception
                                  Six Months     Six Months     (May 4, 1992)
                                    Ended          Ended             To
                                 September 30,  September 30,   September 30,
                                     2005           2004            2005
                                --------------  -------------  --------------
CASH PAID FOR
   Interest                        $      -      $         -     $        -
                                   =========        =========      =========
   Income taxes                    $      -      $         -     $        -
                                   =========        =========      =========
NON-CASH FINANCING ACTIVITIES
   Common stock issued for
     services                      $      -      $         -     $      849
                                   =========        =========      =========

 The accompanying notes are an integral part of these financial statements.

                            VENDALUX CORPORATION
                      (A Development Stage Company)

             NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements include the accounts of Vendalux Corporation. These statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the fiscal year ended March 31, 2005 included in Form 10-KSB filed with the U.S. Securities and Exchange Commission on July 21, 2005. In particular, the Company's significant accounting policies were presented as
Note 2 to the financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended September 30, 2005 are not necessarily indicative of the operating results that may be expected for the full year ending March 31, 2006.


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

Income Taxes Due to losses through September 30, 2005 and since inception, no provision for income taxes has been made. There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. Deferred income tax assets arising from net operating losses have been fully offset by valuation allowances, in accordance with SFAS No. 109 "Accounting for Income Taxes" due to the uncertainty of their realization.

Cash and Cash Equivalents   For purposes of the statement of cash flows, the
Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the periods ending September 30, 2005 and 2004, the Company did not have non-cash investing activities.

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

                            VENDALUX CORPORATION
                      (A Development Stage Company)

            NOTES CONDENSED TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

NOTE   3 - PREPAID EXPENSE

At September 30, 2005, the Company had pre-paid its attorney a $5,000 retainer fee for services to be rendered during the year ended March 31, 2006. The Company will amortize the fees as incurred.

NOTE   4 - COMMON STOCK TRANSACTIONS

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


NOTE    5 - RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2005 and 2004, an officer and certain stockholders have advanced funds to the Company to pay for operating expenses in the total amount of $1,593 and $1,258, respectively. The funds are due upon demand, are unsecured and carry simple interest at the rate of 4%
per annum.   At September 30, 2005, the officer and shareholders had advanced a total of $20,440 and the accrued interest owed is $1,199.

The Company has no employees. As of September 30, 2005 no compensation has been paid or accrued to any officer or director of the Company since inception. Officers and directors have provided minimal services since inception; however no compensation has been paid or accrued due to the nominal value of such services. An officer of the Company is providing a mailing address to the Company without charge. This service has been determined by the Company to have only nominal value.


NOTE    6   DEVELOPMENT STAGE COMPANY AND GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

                            VENDALUX CORPORATION
                      (A Development Stage Company)

       NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

NOTE    6   DEVELOPMENT STAGE COMPANY AND GOING CONCERN (CONTINUED)

The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7 and has incurred significant cumulative net losses. As reported in the financial statements, the Company has an accumulated deficit of $42,259. At September 30, 2005, the Company has total assets of $5,000, and has current liabilities totaling $36,276. The Company has not generated any revenue to date.

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

NOTE     7 - COMMON STOCK SUBJECT TO RESCISSION AND EXCHANGE RIGHTS

As a result of a recent position taken by the National Association of Securities Dealers, none of the Company's common shares currently issued and outstanding may be resold by their owners without registration under the Securities Act of 1933. As of September 30, 2005, the Company had issued 3,073,800 shares to 74 individuals and entities in private placements or for services rendered between 1992 and 1999. In response to these claims, the Company offered in a Form SB-2 filed in September 2005 to rescind the sale of the shares and refund to the registered owners the actual consideration originally paid with interest. Alternatively, the Form SB-2 is registering 3,073,800 shares to be exchanged for the common shares currently outstanding. Accordingly, the total $10,983 par value and additional paid-in capital has been reclassified as "Common stock subject to rescission and exchange rights" on the balance sheet. No interest on consideration originally received has been accrued because none of the shareholders has exercised rescission rights, and the amount of interest potentially paid cannot yet be reasonably estimated.

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

     In December 1999, the Company entered into a contract to acquire a company engaged in the manufacturing and marketing of digital products such as cameras and speakers. The Company in February 2000 terminated the contract when certain information requested by the Company was not provided in the time frame required. The Company will continue to seek other potential mergers or acquisitions.

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

     Liquidity and Capital Resources
     -------------------------------

     As of September 30, 2005, the Company's only asset was a prepaid expense of $5,000 and the Company had liabilities of $36,276. If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

     Results of Operations
     ---------------------

     For the three and six months ended September 30, 2005, the Company had a net loss of $5,730 and $5,927, respectively compared to a loss for the quarter ended September 30, 2004, of $4,505 and $8,215 for the three and six months respectively. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue for the three months ended September 30, 2005. The Company does not anticipate any revenue until it locates a new business opportunity.

ITEM 3.    CONTROLS AND PROCEDURES

     a) Evaluation of Disclosure controls and procedures.
        -------------------------------------------------

     The Company's principal executive officers, including principal accounting officers have reviewed the disclosure controls and procedures (as defined in section 240.13a-14c and 240.15d-14c in place to assure the effectiveness of such controls and procedures. This review occurred within 90 days of this 10QSB being filed. Based on this review, the principal executive officers and accounting officers believe Vendalux's disclosure controls and procedures are adequate.

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

                                      Vendalux Corporation
                                      [Registrant]



Dated: November 21, 2005              By: /s/
                                         -------------------------------
                                         Tom Hofer, President,
                                         Chief Financial Officer, and Director