Form 10QSB
period 2005-12-31
VENDALUX CORP
filed 2006-02-21
CIK 919601

SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarter Ended: December 31, 2005

[] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

         1225 W. Washington Street, Suite 213, Tempe, Arizona 85281
 --------------------------------------------------------------------------
         (Address of principal executive offices and Zip Code)

                                 (602) 778-7505
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes[] No [X] (2) Yes [X] No[]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                         3,073,800
--------------------------------                ----------------------------
Number of Shares Outstanding                             Title of Class
                                                    as of February 15, 2006

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

                              VENDALUX CORPORATION
                         (A Development Stage Company)

                                 BALANCE SHEETS


ASSETS

                                                                             December 31,          March 31,
                                                                                2005                2004
                                                                          ---------------      ---------------
                                                                            (Unaudited)

CURRENT ASSETS:
     Cash in bank                                                         $             0      $             0
     Prepaid expense  (note 3)                                                      5,000                5,000
                                                                          ---------------      ---------------

               Total Current Assets                                                 5,000                5,000
                                                                          ---------------      ---------------

TOTAL ASSETS                                                              $         5,000      $         5,000
                                                                          ===============      ===============


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                                     $        17,197      $        10,533
     Franchise tax payable                                                             60                  162
     Accrued interest payable - stockholder loan                                    1,405                  807
     Stockholder loan  (note 5)                                                    20,440               18,847
                                                                          ---------------      ---------------

               Total Current Liabilities                                           39,102               30,349
                                                                          ---------------      ---------------


STOCKHOLDERS' DEFICIT:  (note 4)
     Preferred stock; $.001 par value; 1,000,000 shares authorized;
          no shares issued and outstanding either period                                0                    0
     Common stock; $.001 par value, 20,000,000 shares authorized;
          3,073,800 shares issued and outstanding both periods                          0                3,074
     Additional paid-in capital                                                     7,909                7,909
     (Deficit) accumulated during the development stage                           (45,085)             (36,332)
                                                                          ---------------      ---------------

               Total Stockholders' Equity (Deficit)                               (34,102)             (25,349)
                                                                          ---------------      ---------------

TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                               $         5,000      $         5,000
                                                                          ===============      ===============


              The accompanying notes are an integral part of these
                             financial statements.
                                       3

                              VENDALUX CORPORATION
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
               From Inception (May 4, 1992) to December 31, 2005




                                                                                                           From Inception
                                                                                                            (May 4, 1992)
                                           For the Three Months               For the Nine Months                To
                                           ended December 31,                  ended December 31,            December 31,
                                         2005              2004             2005              2004              2005
                                      (Unaudited)      (Unaudited)      (Unaudited)       (Unaudited)        (Unaudited)
                                     -------------   --------------    --------------    --------------    --------------
Revenue                              $           0   $            0    $            0    $            0    $            0

Expenses:
     General and administrative              2,620              975             8,146             9,004            43,554
                                     -------------   --------------    --------------    --------------    --------------

Total Expenses                               2,620              975             8,146             9,004            43,554
                                     -------------   --------------    --------------    --------------    --------------

Net Loss From Operations                    (2,620)            (975)           (8,146)           (9,004)          (43,554)

Other Income (Expense):
     Interest expense                         (206)            (166)             (607)             (352)           (1,531)
                                     -------------   --------------    --------------    --------------    --------------

Net Loss Before Income Taxes                (2,826)          (1,141)           (8,753)           (9,356)          (45,085)
     Provision for income taxes                  0                0                 0                 0                 0
                                     -------------   --------------    --------------    --------------    --------------

Net Income (Loss)                    $      (2,826)  $       (1,141)   $       (8,753)   $       (9,356)   $      (45,085)
                                     =============   ==============    ==============    ==============    ==============

Net Loss Per Share                   $        0.00   $         0.00    $         0.00    $         0.00
                                     =============   ==============    ==============    ==============

Weighted Average Common
  Shares Outstanding                     3,073,800        3,073,800         3,073,800         3,073,800
                                     =============   ==============    ==============    ==============



              The accompanying notes are an integral part of these
                             financial statements.

                              VENDALUX CORPORATION
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
               From Inception (May 4, 1992) to December 31, 2005


                                                                                                               From Inception
                                                                                                               (May 4, 1992)
                                                                                For the Nine Months                  To
                                                                                 ended December 31,             December 31,
                                                                             2005               2004                2005
                                                                          (Unaudited)        (Unaudited)        (Unaudited)
                                                                        ---------------    ---------------    ---------------
Cash Flows from Operating Activities:
   Net loss                                                             $        (8,753)   $        (9,356)   $       (45,085)
   Adjustments to reconcile net loss to net
   cash used by operating activities
     Common stock issued for services                                                 0                  0                849
     Changes in assets and liabilities
        (Increase) decrease in prepaid expenses                                       0             (4,970)            (5,000)
        Increase in accounts payable                                              6,664              3,013             17,197
        Increase (decrease) in franchise tax payable                               (102)              (162)                60
        Increase in accrued interest payable - stockholder loan                     598                342              1,405
                                                                        ---------------    ---------------    ---------------

       Cash Used in Operating Activities                                         (1,593)           (11,133)           (30,574)

Cash Flows from Investing Activities                                                  0                  0                  0
                                                                        ---------------    ---------------    ---------------

Cash Flows from Financing Activities:
     Contributed capital for expenses                                                 0                  0              1,888
     Stockholders' loans                                                          1,593             11,133             20,440
     Issuance of common stock for cash                                                0                  0                746
     Payments on common stock subscribed                                              0                  0              7,500
                                                                        ---------------    ---------------    ---------------

       Cash Provided by Financing Activities                                      1,593             11,133             30,574
                                                                        ---------------    ---------------    ---------------

Net Increase (Decrease) in Cash                                                       0                  0                  0

Cash - Beginning of Period                                                            0                  0                  0
                                                                        ---------------    ---------------    ---------------

Cash - End of Period                                                    $             0    $             0    $             0
                                                                        ===============    ===============    ===============

Cash Paid for:
   Interest                                                             $             0    $             0    $             0
                                                                        ===============    ===============    ===============
   Income taxes                                                         $             0    $             0    $             0
                                                                        ===============    ===============    ===============

Non-Cash Financing Activities:
   Common stock issued for services                                     $             0    $             0    $           849
                                                                        ===============    ===============    ===============


              The accompanying notes are an integral part of these
                             financial statements.

                              VENDALUX CORPORATION
                          (A Development Stage Company)
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                December 31, 2005

NOTE    1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements include the accounts of Vendalux Corporation. These statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the fiscal year ended March 31, 2005 included in form 10-KSB filed with the U.S. Securities and Exchange Commission on July 21, 2005. In particular, the Company's significant accounting policies were presented as Note 2 to the financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended December 31, 2005 are not necessarily indicative of the operating results that may be expected for the full year ending March 31, 2006.

NOTE    2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Earnings Per Share - The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented. There were no dilutive or antidilutive instruments present during the periods presented.

Income Taxes - Due to losses through December 31, 2005 and since inception, no provision for income taxes has been made. There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. Deferred income tax assets arising from net operating loss carryforwards have been fully offset by valuation allowances, in accordance with SFAS No. 109 "Accounting for Income Taxes" due to the uncertainty of their realization.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the periods ending December 31, 2005 and 2004, the Company did not have non-cash investing activities.

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

NOTE    3 - PREPAID EXPENSE

At December 31, 2005, the Company had pre-paid its attorney a $5,000 retainer fee for services to be rendered during the year ended March 31, 2006. The Company will amortize the fees as services are rendered.

                              VENDALUX CORPORATION
                          (A Development Stage Company)
          NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2005


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

NOTE    5 - RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2005 and 2004, an officer and certain stockholders have advanced funds to the Company to pay for operating expenses in the total amount of $1,593 and $11,133, respectively. The funds are due upon demand, are unsecured and carry simple interest at the rate of 4% per annum. At December 31, 2005, the officer and shareholders had advanced a total of $20,440 and the accrued interest owed is $1,405.

The Company has no employees. As of December 31, 2005 no compensation has been paid or accrued to any officer or director of the Company since inception. Officers and directors have provided minimal services since inception; however no compensation has been paid or accrued due to the nominal value of such services. An officer of the Company is providing a mailing address to the Company without charge. This service has been determined by the Company to have only nominal value.

NOTE    6 - DEVELOPMENT STAGE COMPANY AND GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7 and has incurred significant cumulative net losses. As reported in the financial statements, the Company has an accumulated deficit of $45,085. At December 31, 2005, the Company has total assets of $5,000, and has current liabilities totaling $39,102. The Company has not generated any revenue to date.

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

                              VENDALUX CORPORATION
                          (A Development Stage Company)
          NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2005


NOTE    6 - DEVELOPMENT STAGE COMPANY AND GOING CONCERN (CONTINUED)

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

     In December 1999, the Company entered into a contract to acquire a company engaged in the manufacturing and marketing of digital products such as cameras and speakers. The Company in February 2000 terminated the contract when certain information requested by the Company was not provided in the time frame required. The Company will continue to seek other potential merger or acquisition candidates.

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

     Liquidity and Capital Resources
     -------------------------------

     As of December 31, 2005, the Company had $5,000 in assets and liabilities of $39,102. If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

     Results of Operations
     ---------------------

     For the three and nine months ended December 31, 2005, the Company had a net loss of $2,826 and $8,753, respectively, compared to a loss for the three and nine months ended December 31, 2004, of $1,141 and $9,356, respectively. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue for the three months ended December 31, 2005. The Company does not anticipate any revenue until it locates a new business opportunity.

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

                                      Vendalux Corporation
                                      [Registrant]



Dated: February 15, 2005              By:  /s/ Tom Hofer
                                         -------------------------------
                                         Tom Hofer, President,
                                         Chief Financial Officer, and Director