Form 10KSB
period 2006-03-31
VENDALUX CORP
filed 2006-07-17
CIK 919601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       March 31, 2006
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

  Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [X] No [ ] (2) Yes[X] No [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

  Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     [X] Yes [ ] No

  State issuer's revenues for its most recent fiscal year: $-0-

  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Company's common stock does not have a trading market.

  As of July 11, 2006, the Registrant had 3,073,800 shares of common stock issued and outstanding.

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

                        ITEM 3. LEGAL PROCEEDINGS

     None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended March 31, 2006.

                                PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is not listed for trading. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At July 12, 2006, the Company had approximately 109 shareholders.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of March 31, 2006, the Company had no assets and liabilities of $40,655. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company's reporting obligations to the Securities and Exchange Commission. Current management has indicated a willingness to help support the Company's ongoing expenses through the purchase of securities of the Company.

     For the twelve months ended March 31, 2006, the Company had $14,458 in expenses related to maintaining its corporate status, and paying accounting and legal fees. Management anticipates only nominal continuing expenses which should be consistent with expenses incurred in 2006. However, if a business is commenced or acquired, expenses would increase.

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

RESULTS OF OPERATIONS
---------------------

     The Company has not had any revenue since inception. The Company continues to suffer a loss related to maintaining its corporate status and reporting obligations.


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

                   ITEM 8A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We believe our disclosure controls and procedures (as defined in Sections 13a-14c and 15d- 14c of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures within 90 days of this filing.

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

                   ITEM 8B.  OTHER INFORMATION

None
                                PART III


     ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


     The following table sets forth as of July 12, 2006, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

   Name           Age      Position       Director of Officer Since
   ----           ---      --------       -------------------------
Tom Hofer         59        President and           1999
                            Director

     Set forth below is certain biographical information regarding the Company's executive officer and director.

     Tom Hofer is currently the directors of operations for Calibrus, Inc. a third party verification company in Tempe, Arizona. Prior to joining Calibrus for the past five years, Mr. Hofer was a private business consultant in Scottsdale, Arizona.

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

                   ITEM 10.  EXECUTIVE COMPENSATION

                       SUMMARY COMPENSATION TABLE

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at March 31, 2006, the end of the Company's last completed fiscal year):

                                                  Long Term Compensation
                                                  ----------------------
                     Annual Compensation              Awards         Payouts
                                            Other      Restricted
Name and                                   Annual      Stock     Options LTIP     All other
Principal Position Year  Salary  Bonus($) Compensation Awards   /SARs   Payout  Compensation
------------------ ----  ------  -------- ------------ ------   ------- ------  ------------
Tom Hofer           2006   $-0-     -0-       -0-         -0-      -0-     -0-       -0-
President and CEO
                    2005    -0-     -0-       -0-         -0-      -0-     -0-       -0-

                    2004    -0-     -0-       -0-         -0-      -0-     -0-       -0-
-----------------

     Cash Compensation

     There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended March 31, 2006, 2005, and 2004.

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

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of July 12, 2006, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 3,073,800 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

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


          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                   TRANSACTIONS WITH MANAGEMENT AND OTHERS.

     During the fiscal year ended March 31, 2006, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest. In 1999, the Company approved the issuance of 900,000 shares of common stock to Mr. Hofer and 900,000 shares to Jeff Holmes for an aggregate purchase price of $7,500. At the time of the transaction the Company had no money to pay for keeping the corporate status or paying ongoing legal and accounting expenses. These shares of common stock were purchased with a promissory note, which was paid off in 2003. The Company issued the shares for the note in 2003 when the note was paid in full. In 2006 and 2005, Tom Hofer and Jeff Holmes loaned the Company $23,237 and $2,245, respectively, to pay for operating expenses. As of March 31, 2006, a total aggregate amount of $19,654 was owed to Mr. Hofer and Mr. Holmes which includes accrued interest of $807.

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

         ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
        Information required by Item 9(e) of Schedule 14A

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $5,500 and $3,700 for each of the years ending March 31, 2006 and 2005 respectively.

2) Audit-Related Fees - $-0-.

3) Tax Fees. $100.

4) All Other Fees. -0-.

5) Not applicable.

6) Not Applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                              Vendalux Corporation


Date: July 14, 2006            By: Tom Hofer, President and Director
                                (Principal Executive Officer)

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


Report of Independent Registered Public Accounting Firm             F-1

Balance Sheets                                                      F-2

Statements of Operations                                            F-3

Statement of Shareholders' Equity (Deficit)                         F-4

Statements of Cash Flows                                            F-6

Notes to Financial Statements                                       F-8

                       Child, Van Wagoner & Bradshaw, PLLC
                                [GRAPHIC OMITTED]


                            1284 W. Flint Meadow Dr.,
                              Kaysville, UT, 84037
                                Ph. 801-927-1337,
                                Fax 801-927-1344


             Report of Independent Registered Public Accounting Firm

To the Board of Directors
Vendalux Corporation

We have audited the balance sheets of Vendalux Corporation (a development stage company) (the Company) as of March 31, 2006 and 2005, and the related statements of operations, changes in shareholders' equity (deficit) and cash flows for the years then ended, and for the period from May 4, 1992 (date of inception) to March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vendalux Corporation as of March 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, and for the period of May 4, 1992 (date of inception) to March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC
Kaysville, Utah
July 3, 2006

                              VENDALUX CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS



                                                                                 March 31,               March 31,
                                                                                   2006                    2005
                                                                           ----------------------    ------------------
ASSETS
Current Assets:
     Cash in bank                                                          $                    -    $                -
     Prepaid expense (note 3)                                                                   -                 5,000
                                                                           ----------------------    ------------------

               Total Current Assets                                                             -                 5,000
                                                                           ----------------------    ------------------

 Total Assets                                                              $                    -    $            5,000
                                                                           ======================    ==================

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
     Accounts payable                                                      $               13,527    $           10,533
     Franchise tax payable                                                                      -                   162
     Accrued interest payable - shareholder loan (note 5)                                   1,646                   807
     Shareholder loan (note 5)                                                             25,482                18,847
                                                                           ----------------------    ------------------


               Total Current Liabilities                                                   40,655                30,349
                                                                           ----------------------    ------------------

SHAREHOLDERS' DEFICIT (note 4):
     Preferred stock; $.001 par value; 1,000,000 shares authorized;
          no shares issued and outstanding either period                                        -                     -
     Common stock; $.001 par value, 20,000,000 shares authorized;
          3,073,800 shares issued and outstanding both periods                              3,074                 3,074
     Additional paid-in capital                                                             7,909                 7,909
     Deficit accumulated during the development stage                                     (51,638)              (36,332)
                                                                           ----------------------    ------------------

               Total Shareholders' Deficit                                                (40,655)              (25,349)
                                                                           ----------------------    ------------------

TOTAL LIABILITIES AND SHAREHOLDERS'  DEFICIT                               $                    -    $            5,000
                                                                           ======================    ==================

                              VENDALUX CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS



                                                                                            Cumulative
                                              For The                For The             from Inception,
                                            Year Ended              Year Ended            May 4, 1992, to
                                            March 31,               March 31,               March 31,
                                               2006                   2005                     2006
                                        -------------------    --------------------    ---------------------
Revenue                                 $                 -    $                  -    $                   -
Expenses:
     General and administrative                      14,458                  11,405                   49,866
                                        -------------------    --------------------    ---------------------
Total Expenses                                       14,458                  11,405                   49,866
                                        -------------------    --------------------    ---------------------

Net Loss From Operations                            (14,458)                (11,405)                 (49,866)

Other Income (Expense):
     Interest expense                                  (848)                   (547)                  (1,772)
                                        -------------------    --------------------    ---------------------

Net Loss Before Income Taxes                        (15,306)                (11,952)                 (51,638)
     Provision for income taxes                           -                       -                        -
                                        -------------------    --------------------    ---------------------

Net Income (Loss)                       $           (15,306)   $            (11,952)   $             (51,638)
                                        ===================    ====================    =====================


Net Loss Per Share                      $             (0.00)   $              (0.00)
                                        ===================    ====================

Weighted Average Common
  Shares Outstanding                              3,073,800               3,073,800
                                        ===================    ====================

                              VENDALUX CORPORATION
                          (A Development Stage Company)
                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                 FROM INCEPTION, MAY 4, 1992, TO MARCH 31, 2006


                                                                                                 Deficit
                                                                                               Accumulated
                                                              Additional        Common          During the             Total
                                    Common Stock               Paid-In          Stock           Development        Shareholders'
                               Shares            Amount        Capital        Subscribed            Stage          Equity (Deficit)
                            -------------    ------------    ------------   --------------    ----------------    -----------------
Balance, May 4, 1992
 (inception)                            -    $          -    $          -   $            -    $              -    $               -
Common stock issued
 for cash at $.00125
 per share                        400,000             400             100                -                   -                  500

Net loss from
 inception through
 March 31, 1993                         -               -               -                -                (270)                (270)
                            -------------    ------------    ------------   --------------    ----------------    -----------------


Balance, March 31, 1993           400,000             400             100                -                (270)                 230

Contributed capital
 for expenses                           -               -             500                -                   -                  500

Common stock issued
 for cash at $.01
 per share in a
 private placement,
 September 30, 1993                24,600              25             221                -                   -                  246

Common stock issued
 for services valued at
 $.001 per share
 March 1, 1994                    849,200             849               -                -                   -                  849

Net loss for the year
 ended March 31, 1994                   -               -               -                -              (1,706)              (1,706)
                            -------------    ------------    ------------   --------------    ----------------    -----------------

Balance, March 31, 1994         1,273,800            1,274           821                 -              (1,976)                 119

Net loss for the year
 ended March 31, 1995              -                    -               -                -                (854)                (854)
                            -------------    ------------    ------------   --------------    ----------------    -----------------

Balance, March 31, 1995         1,273,800           1,274             821                -              (2,830)                (735)

Net loss for the year
 ended March 31, 1996                   -               -               -                -                (214)                (214)
                            -------------    ------------    ------------   --------------    ----------------    -----------------

Balance, March 31, 1996         1,273,800           1,274             821                -              (3,044)                (949)

Net loss for the year
 ended March 31, 1997                   -               -               -                -                (214)                (214)
                            -------------    ------------    ------------   --------------    ----------------    -----------------

Balance, March 31, 1997         1,273,800           1,274             821                -              (3,258)              (1,163)

Net loss for the year
 ended March 31, 1998                   -               -               -                -                (115)                (115)
                            -------------    ------------    ------------   --------------    ----------------    -----------------

Balance, March 31, 1998         1,273,800           1,274             821                -              (3,373)              (1,278)

Net loss for the year
 ended March 31, 1999                   -               -               -                -                (110)                (110)
                            -------------    ------------    ------------   --------------    ----------------    -----------------

Balance, March 31, 1999         1,273,800           1,274             821                -              (3,483)              (1,388)

Capital contributed
 for expenses                           -               -           1,388                -                   -                1,388

Common stock subscribed
 for cash at approx.
 $.00417 in  a private
 placement, July 30, 1999       1,800,000            1,800          5,700           (7,500)                  -                    -


Net loss for the year
 ended March 31, 2000                   -               -               -                -              (4,644)              (4,644)
                            -------------    ------------    ------------   --------------    ----------------    -----------------

Balance, March 31, 2000         3,073,800           3,074           7,909           (7,500)             (8,127)              (4,644)

                              VENDALUX CORPORATION
                          (A Development Stage Company)

              STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) (CONT'D)
                 FROM INCEPTION, MAY 4, 1992, TO MARCH 31, 2006

                                                                                                  Deficit
                                                                                                Accumulated
                                                              Additional        Common           During the             Total
                                   Common Stock                Paid-In          Stock           Development        Shareholders'
                               Shares           Amount         Capital        Subscribed            Stage          Equity (Deficit)
                            -------------    ------------    ------------   --------------    ----------------    -----------------
Balance, March 31, 2000         3,073,800    $      3,074    $      7,909   $       (7,500)   $         (8,127)   $          (4,644)

Cash received on
 stock subscriptions                    -               -               -            4,755                   -                4,755

Net loss for the year
 ended March 31, 2001                   -               -               -                -              (1,220)              (1,220)
                            -------------    ------------    ------------   --------------    ----------------    -----------------

Balance, March 31, 2001         3,073,800           3,074           7,909           (2,745)             (9,347)              (1,109)

Cash received on
 stock subscriptions                    -               -               -            1,288                   -                1,288

Net loss for the year
 ended March 31, 2002                   -               -               -                -                (660)                (660)
                            -------------    ------------    ------------   --------------    ----------------    -----------------

Balance, March 31, 2002         3,073,800           3,074           7,909           (1,457)            (10,007)                (481)

Cash received on
 stock subscriptions                    -               -               -            1,457                   -                1,457

Net loss for the year
 ended March 31, 2003                   -               -               -                -              (6,323)              (6,323)
                            -------------    ------------    ------------   --------------    ----------------    -----------------

Balance, March 31, 2003         3,073,800           3,074           7,909                -             (16,330)              (5,347)

Net loss for the year
 ended March 31, 2004                   -               -               -                -              (8,050)              (8,050)
                            -------------    ------------    ------------   --------------    ----------------    -----------------

Balance, March 31, 2004         3,073,800           3,074           7,909                -             (24,380)             (13,397)

Net loss for the year
 ended March 31, 2005                   -               -               -                -             (11,952)             (11,952)
                            -------------    ------------    ------------   --------------    ----------------    -----------------

Balance, March 31, 2005         3,073,800           3,074           7,909                -             (36,332)             (25,349)

Net loss for the year
 ended March 31, 2006                   -               -               -                -             (15,306)             (15,306)
                            -------------    ------------    ------------   --------------    ----------------    -----------------

Balance, March 31, 2006         3,073,800    $   3,074.00    $   7,909.00   $            -    $     (51,638.00)   $      (40,655.00)
                            =============    ============    ============   ==============    ================    =================

                              VENDALUX CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS



                                                                                                       From Inception,
                                                                   For The             For The           May 4, 1992,
                                                                 Year Ended          Year Ended              To
                                                                 March 31,           March 31,            March 31,
                                                                    2006                2005                2006
                                                              -----------------    ---------------    ------------------
Cash Flows from Operating Activities:
   Net loss                                                   $         (15,306)   $       (11,952)   $          (51,638)
   Adjustments to reconcile net loss to net
   cash used in operating activities
     Common stock issued for services                                         -                  -                   849
     Changes in assets and liabilities:
        (Increase) decrease in prepaid expenses                           5,000             (4,970)                    -
        Increase in accounts payable                                      2,994              5,261                13,527
        Increase (decrease) in franchise tax payable                       (162)                 1                     -
        Increase in accrued interest payable - stockholder
         loan                                                               839                527                 1,646
                                                              -----------------    ---------------    ------------------


       Cash Used in Operating Activities                                 (6,635)           (11,133)              (35,616)
                                                              -----------------    ---------------    ------------------


Cash Flows from Investing Activities                                          -                  -                     -
                                                              -----------------    ---------------    ------------------

Cash Flows from Financing Activities:
     Contributed capital for expenses                                         -                  -                 1,888
     Stockholders' loans                                                  6,635             11,133                25,482
     Issuance of common stock for cash                                        -                  -                   746
     Payments on common stock subscribed                                      -                  -                 7,500
                                                              -----------------    ---------------    ------------------

       Cash Provided by Financing Activities                              6,635             11,133                35,616
                                                              -----------------    ---------------    ------------------

Net Increase (Decrease) in Cash                                               -                  -                     -

Cash - Beginning of Period                                                    -                  -                     -
                                                              -----------------    ---------------    ------------------

Cash - End of Period                                          $               -    $             -    $                -
                                                              =================    ===============    ==================

Cash Paid for:
   Interest                                                   $               -    $             -    $                -
                                                              =================    ===============    ==================
   Income taxes                                               $               -    $             -    $                -
                                                              =================    ===============    ==================

Non-Cash Financing Activities:
   Common stock issued for services                           $               -    $             -    $              849
                                                              =================    ===============    ==================

                              VENDALUX CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                For the Years Ended March 31, 2006 and 2005, and
          the Period of May 4, 1992 (inception) through March 31, 2006


Note 1 - Organization

Vendalux Corporation (the Company) was organized under the laws of the State of Delaware on May 4, 1992 and has elected a fiscal year end of March 31. The Company is considered a development stage company as defined in SFAS No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial condition of the Company and other relevant factors. The Company has generated no revenue to date.

Note 2 - Summary of Significant Accounting Policies

Basis of Accounting - The accompanying financial statements of the Company have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Net Earnings Per Share - The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented. There were no potentially dilutive securities outstanding as of March 31, 2006 and 2005.

Income Taxes - Due to losses at March 31, 2006 and since inception, no provisions for income taxes has been made. There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. Deferred income tax assets arising from net operating losses have been fully offset by valuation allowances in accordance with SFAS No. 109 "Accounting for Income Taxes" due to the uncertainty of their realization. For the year ended March 31, 2006, the valuation allowance increased approximately $5,357. Cumulative net operating loss carry forwards totaling $51,638 begin to expire in 2007.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the year ended March 31, 2006 and since inception on May 4, 1992, the Company did not have non-cash investing activities.

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

Note 3 - Prepaid Expense

At March 31,
2005 the Company prepaid its attorney a $5,000 retainer fee for services that were subsequently rendered and expensed during the fourth quarter of the year ended March 31, 2006.

Note 4 - Common Stock Transactions

The Company, at inception, issued 400,000 shares of its common stock at $0.00125 per share for $500 cash. The Company issued 24,600 shares of its common stock at $0.01 per share for $246 cash in a private placement on September 30, 1993.

                              VENDALUX CORPORATION
                          (A Development Stage Company)
                    Notes to Financial Statements (continued)
                For the Years Ended March 31, 2006 and 2005, and
          the Period of May 4, 1992 (inception) through March 31, 2006

Note 4 - Common Stock Transactions (continued)

On March 1, 1994 the Company issued 849,200 shares of its common stock for services valued at $849, or $0.001 per share.

On July 30, 1999 the Company received stock subscriptions for the purchase of 1,800,000 shares of its common stock for total consideration of $7,500 or approximately $0.00417 per share. There were no amounts remaining on the stock subscriptions receivable at March 31, 2006 and 2005.

At inception, 1,000,000 shares of preferred stock were authorized. There were no preferred shares issued or outstanding at March 31, 2006 and 2005. The Company's Board of Directors will determine rights and preferences regarding preferred stock when and if such shares are issued.

Note 5 - Related Party Transactions

During the years ended March 31, 2006 and 2005, an officer and certain stockholders have advanced funds to the Company to pay for operating expenses in the total amount of $23,237 and $2,245, respectively. The funds are due upon demand, are unsecured and carry simple interest at the rate of 4% per annum. At March 31, 2006, the officer and shareholders had advanced a total of $25,482 and the accrued interest owed is $1,646. Total interest payments on advances totaled $839 during the year ended March 31, 2006.

The Company has no employees. As of March 31, 2006 no compensation has been paid or accrued to any officer or director of the Company since inception. Officers and directors have provided minimal services since inception; however no compensation has been paid or accrued due the nominal value of such services. An officer of the Company is providing a mailing address to the Company without charge. This service has been determined by the Company to have only nominal value.

Note 6 - Development Stage Company and Going Concern Considerations

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7 and has incurred significant cumulative net losses. As reported in the financial statements, the Company has an accumulated deficit of $51,638. At March 31, 2006, the Company had no assets is $5,000 of prepaid expenses. The Company has and current liabilities of $40,655.

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