Form 10QSB
period 2006-06-30
VENDALUX CORP
filed 2006-08-14
CIK 919601

1
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarter Ended: June 30, 2006

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

(1) Yes No X (2) Yes X No
        ---     ---          ---     ---
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                         3,073,800
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of August 1, 2006

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

                              VENDALUX CORPORATION
                         (A Development Stage Company)
                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)



                                                                                       June 30,             March 31,
                                                                                         2006                  2006
                                                                                 --------------------   ------------------
ASSETS
  Current Assets:
   Cash in bank                                                                  $                  -   $                -
   Prepaid expense                                                                                  -                    -
                                                                                 --------------------   ------------------

                                                      Total Current Assets                          -                    -
                                                                                 --------------------   ------------------

                                                              Total Assets       $                  -   $                -
                                                                                 ====================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
   Accounts payable                                                              $             13,367   $           13,527
   Franchise tax payable                                                                            -                    -
   Accrued interest payable - stockholder loan                                                  1,902                1,646
   Stockholder loan                                                                            25,782               25,482
                                                                                 --------------------   ------------------

                                               Total Current Liabilities                       41,051               40,655
                                                                                 --------------------   ------------------

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock; $.001 par value; 1,000,000 shares authorized;
    no shares issued and outstanding either period                                                  -                    -
  Common stock; $.001 par value, 20,000,000 shares authorized;
    3,073,800 shares issued and outstanding both periods                                        3,074                3,074
  Additional paid-in capital                                                                    7,909                7,909
  Deficit accumulated during the development stage                                            (52,034)             (51,638)
                                                                                 --------------------   ------------------

                                    Total Stockholders' Equity (Deficit)                      (41,051)             (40,655)
                                                                                 --------------------   ------------------

                             TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY         $                  -   $                -
                                                                                 ====================   ==================

                              VENDALUX CORPORATION
                          (A Development Stage Company)
                             CONDENSED STATEMENTS OF
                                   OPERATIONS
                                   (UNAUDITED)


                                                                                              From Inception,
                                                                                                May 4, 1992,
                                                     For the Three Months Ended                      To
                                                                June 30,                          June 30,
                                                     2005                   2005                   2006
                                              -------------------   --------------------   ---------------------
Revenue                                       $                 -   $                  -    $                  -

Expenses:
  General and administrative                                  140                      6                  50,006
                                              -------------------   --------------------   ---------------------

                       Total Expenses                         140                      6                  50,006
                                              -------------------   --------------------   ---------------------

             Net Loss From Operations                        (140)                    (6)                (50,006)

Other Income (Expense):
  Interest expense                                           (256)                  (191)                 (2,028)
                                              -------------------   --------------------   ---------------------

         Net Loss Before Income Taxes                        (396)                  (197)                (52,034)
Provision for income taxes                                      -                      -                       -
                                              -------------------   --------------------   ---------------------

                    Net Income (Loss)         $              (396)  $               (197)  $             (52,034)
                                              ===================   ====================   =====================

                   Net Loss Per Share         $             (0.00)  $              (0.00)
                                              ===================   ====================

Weighted Average Common Shares Outstanding              3,073,800              3,073,800
                                              ===================   ====================

                              VENDALUX CORPORATION
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                          From Inception,
                                                                                                            May 4, 1992,
                                                                   For the Three Months Ended                    To
                                                                     June 30,                                 June 30,
                                                                       2006                2005                 2006
                                                                ------------------   -----------------   ------------------
Cash Flows from Operating Activities:
   Net loss                                                     $             (396)  $            (197)            $(52,034)
   Adjustments to reconcile net loss to net
     cash used in operating activities
       Common stock issued for services                                          -                   -                  849
   Changes in assets and liabilities:
      (Increase) decrease in prepaid expenses                                    -                   -                    -
      Increase (decrease) in accounts payable                                 (160)               (533)              13,367
      Increase (decrease) in franchise tax payable                               -                   6                    -
      Increase in accrued interest payable - stockholder loan                  256                 191                1,902
                                                                ------------------   -----------------   ------------------

                         Cash Used in Operating Activities                    (300)               (533)             (35,916)
                                                                ------------------   -----------------   ------------------
Cash Flows from Investing Activities                                             -                   -                    -
                                                                ------------------   -----------------   ------------------

Cash Flows from Financing Activities:
   Contributed capital for expenses                                              -                   -                1,888
   Stockholders' loans                                                         300                 533               25,782
   Issuance of common stock for cash                                             -                   -                  746
   Payments on common stock subscribed                                           -                   -                7,500
                                                                ------------------   -----------------   ------------------

                     Cash Provided by Financing Activities                     300                 533               35,916
                                                                ------------------   -----------------   ------------------

                           Net Increase (Decrease) in Cash                       -                   -                    -

                                Cash - Beginning of Period                       -                   -                    -
                                                                ------------------   -----------------   ------------------

                                      Cash - End of Period      $                -   $               -   $                -
                                                                ==================   =================   ==================

Cash Paid for:
   Interest                                                     $                -   $               -   $                -
                                                                ==================   =================   ==================
   Income taxes                                                 $                -   $               -   $                -
                                                                ==================   =================   ==================
Non-Cash Financing Activities:
   Common stock issued for services                             $                -   $               -   $              849
                                                                ==================   =================   ==================

                              VENDALUX CORPORATION
                          (A Development Stage Company)

               NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements include the accounts of Vendalux Corporation. These statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the fiscal year ended March 31, 2006 included in Form 10-KSB filed with the U.S. Securities and Exchange Commission on July 14, 2006. In particular, the Company's significant accounting policies were presented as Note 2 to the financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended June 30, 2006 are not necessarily indicative of the operating results that may be expected for the full year ending March 31, 2007.

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

Income Taxes - Due to losses through June 30, 2006 and since inception, no provision for income taxes has been made. There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. Deferred income tax assets arising from net operating losses have been fully offset by valuation allowances, in accordance with SFAS No. 109 "Accounting for Income Taxes" due to the uncertainty of their realization.

         Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the periods ending June 30, 2006 and 2005, the Company did not have non-cash investing activities.

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

NOTE    4 - RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2006 and 2005, an officer and certain stockholders have advanced funds to the Company to pay for operating expenses in the total amount of $300 and $533, respectively. The funds are due upon demand, are unsecured and carry simple interest at the rate of 4% per annum. At June 30, 2006, the officer and shareholders had advanced a total of $25,782 and the accrued interest owed is $1,902.
..
The Company has no employees. As of June 30, 2006 no compensation has been paid or accrued to any officer or director of the Company since inception. Officers and directors have provided minimal services since inception; however no compensation has been paid or accrued due to the nominal value of such services. An officer of the Company is providing a mailing address to the Company without charge. This service has been determined by the Company to have only nominal value.

NOTE    5 - DEVELOPMENT STAGE COMPANY AND GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7 and has incurred significant cumulative net losses. As reported in the financial statements, the Company has an accumulated deficit of $52,034. At June 30, 2006, the Company has no assets, and has current liabilities totaling $41,051. The Company has not generated any revenue to date.

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


NOTE    5 - DEVELOPMENT STAGE COMPANY AND GOING CONCERN

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

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

     Liquidity and Capital Resources
     -------------------------------

     As of June 30, 2006, the Company had no assets and liabilities of $41,051. If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

     Results of Operations
     ---------------------

     For the three months ended June 30, 2006, the Company had a net loss of $396, compared to a loss for the three months ended June 30, 2005, of $197. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue for the three months ended June 30, 2006. The Company does not anticipate any revenue until it locates a new business opportunity.

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

                                      Vendalux Corporation
                                      [Registrant]



Dated: August 14, 2006                By:/s/ Tom Hofer
                                         -------------------------------
                                         Tom Hofer, President,
                                         Chief Financial Officer, and Director