Form 10QSB
period 2006-09-30
VENDALUX CORP
filed 2006-11-17
CIK 919601

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarter Ended: September 30, 2006

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

(1)  Yes X   No     (2)  Yes X    No
        ---     ---          ---     ---
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                         3,073,800
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of September 30, 2006

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

                              VENDALUX CORPORATION
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                      September 30,     March 31,
                                                                          2006             2006
                                                                    ----------------- --------------
                                                                        (Unaudited)       (Audited)
CURRENT ASSETS:
     Cash in bank                                                   $               0 $            0
     Prepaid expense                                                                0              0
                                                                    ----------------- --------------

               Total Current Assets                                                 0              0
                                                                    ----------------- --------------

TOTAL ASSETS                                                        $               0 $            0
                                                                    ================= ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                               $          18,670 $       13,527
     Franchise tax payable                                                          0              0
     Accrued interest payable - stockholder loan                                2,166          1,646
     Stockholder loan                                                          26,310         25,482
                                                                    ----------------- --------------

               Total Current Liabilities                                       47,146         40,655
                                                                    ----------------- --------------

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock; $.001 par value; 1,000,000 shares
authorized;
          no shares issued and outstanding either period                            0              0
     Common stock; $.001 par value, 20,000,000 shares
authorized;
          3,073,800 shares issued and outstanding both periods                  3,074          3,074
     Additional paid-in capital                                                 7,909          7,909
     Deficit accumulated during the development stage                         (58,129)       (51,638)
                                                                    ----------------- --------------

               Total Stockholders' Equity (Deficit)                           (47,146)       (40,655)
                                                                    ----------------- --------------

TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY (DEFICIT)               $               0 $            0
                                                                    ================= ==============


The accompanying notes are an integral part of these financial statements.

                              VENDALUX CORPORATION
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                          Cumulative
                                                                                                        from Inception,
                                     For the Three Months Ended          For the Six Months Ended       May 4, 1992, to
                                            September 30,                     September 30,              September 30,
                                       2006              2005             2006             2005              2006
                                  ---------------  ----------------  ---------------  ---------------  -----------------
REVENUE:                          $             0  $              0  $             0  $             0  $               0

EXPENSES:
     General and administrative             5,831             5,526            5,971            5,526             55,837
                                  ---------------  ----------------  ---------------  ---------------  -----------------

Total Expenses                              5,831             5,526            5,971            5,526             55,837
                                  ---------------  ----------------  ---------------  ---------------  -----------------

NET LOSS FROM
OPERATIONS                                 (5,831)           (5,526)          (5,971)          (5,526)           (55,837)

OTHER INCOME
(EXPENSE):
     Interest expense                        (264)             (204)            (520)            (401)            (2,292)
                                  ---------------  ----------------  ---------------  ---------------  -----------------

NET LOSS BEFORE
   INCOME TAXES                            (6,095)           (5,730)          (6,491)          (5,927)           (58,129)

     Provision for income taxes                 0                 0                0                0                  0
                                  ---------------  ----------------  ---------------  ---------------  -----------------

NET LOSS                          $        (6,095) $         (5,730) $        (6,491) $        (5,927) $         (58,129)
                                  ===============  ================   =============== ===============  =================

NET LOSS PER SHARE                $          0.00  $           0.00  $           0.00 $           0.00
                                  ===============  ================  ================ ================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                      3,073,800         3,073,800         3,073,800        3,073,800
                                  ===============  ================  ================ ================



The accompanying notes are an integral part of these financial statements.

                                      VENDALUX CORPORATION
                                  (A Development Stage Company)

                               CONDENSED STATEMENTS OF CASH FLOWS
                                           (Unaudited)


                                                                                       From
                                                    For The         For The         Inception,
                                                  Six Months       Six Months      May 4, 1992,
                                                     Ended           Ended              To
                                                   September       September        September
                                                      30,             30,              30,
                                                     2006             2005             2006
                                                --------------- ---------------- ----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
    Net loss                                    $        (6,491)$         (5,927)$        (58,129)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
       Common stock issued for services                       0                0              849
       Changes in assets and liabilities:
          (Increase) decrease in prepaid
            expenses                                          0                0                0
          Increase in accounts payable                    5,143            4,104           18,670
          Decrease in franchise tax payable                   0             (162)               0
          Increase in accrued interest payable-
            stockholder loan                                520              392            2,166
                                                --------------- ---------------- ----------------

       Cash Used in Operating Activities                   (828)          (1,593)         (36,444)
                                                --------------- ---------------- ----------------

CASH FLOWS FROM INVESTING
ACTIVITIES:                                                   0                0                0
                                                --------------- ---------------- ----------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
     Contributed capital for expenses                         0                0            1,888
     Stockholders' loans                                    828            1,593           26,310
     Issuance of common stock for cash                        0                0              746
     Payments on common stock subscribed                      0                0            7,500
                                                --------------- ---------------- ----------------

       Cash Provided by Financing Activities                828            1,593           36,444
                                                --------------- ---------------- ----------------

NET CHANGE IN CASH                                            0                0                0

CASH - BEGINNING OF PERIOD                                    0                0                0
                                                --------------- ---------------- ----------------

CASH - END OF PERIOD                            $             0 $              0 $              0
                                                =============== ================ ================

CASH PAID FOR:
   Interest                                     $             0 $              0 $              0
                                                =============== ================ ================
   Income taxes                                 $             0 $              0 $              0
                                                =============== ================ ================

NON-CASH FINANCING ACTIVITIES:
   Common stock issued for services             $             0 $              0 $            849
                                                =============== ================ ================

The accompanying notes are an integral part of these financial statements.

                              VENDALUX CORPORATION
                          (A Development Stage Company)

                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS



NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements include the accounts of Vendalux Corporation. These statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the fiscal year ended March 31, 2006 included in Form 10-KSB filed with the U.S. Securities and Exchange Commission on July 14, 2006. In particular, the Company's significant accounting policies were presented as Note 2 to the financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended September 30, 2006 are not necessarily indicative of the operating results that may be expected for the full year ending March 31, 2007.

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

Income Taxes - Due to losses through September 30, 2006 and since inception, no provision for income taxes has been made. There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. Deferred income tax assets arising from net operating losses have been fully offset by valuation allowances, in accordance with SFAS No. 109 "Accounting for Income Taxes" due to the uncertainty of their realization.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the periods ending September 30, 2006 and 2005, the Company did not have non-cash investing activities.

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

NOTE    4 - RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2006 and 2005, an officer and certain stockholders have advanced funds to the Company to pay for operating expenses in the total amount of $828 and $1,593, respectively. The funds are due upon demand, are unsecured and carry simple interest at the rate of 4% per annum. At September 30, 2006, the officer and shareholders had advanced a total of $26,310 and the accrued interest owed is $2,166. . The Company has no employees. As of September 30, 2006 no compensation has been paid or accrued to any officer or director of the Company since inception. Officers and directors have provided minimal services since inception; however no compensation has been paid or accrued due to the nominal value of such services. An officer of the Company is providing a mailing address to the Company without charge. This service has been determined by the Company to have only nominal value.

NOTE    5 - DEVELOPMENT STAGE COMPANY AND GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7 and has incurred significant cumulative net losses. As reported in the financial statements, the Company has an accumulated deficit of $58,129. At September 30, 2006, the Company has no assets, and has current liabilities totaling $47,146. The Company has not generated any revenue to date.

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

Critical Accounting Policies and Estimates
------------------------------------------

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted ("GAAP") in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Financial Statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. Vendalux believes there have been no significant changes during the six month period ended September 30, 2006, to the items disclosed as significant accounting policies in management's Notes to Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2006.

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

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

     Liquidity and Capital Resources
     -------------------------------

     As of September 30, 2006, the Company had no assets and liabilities of $47,146. If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

     Results of Operations
     ---------------------

     For the three months ended September 30, 2006, the Company had a net loss of $6,095, compared to a loss for the three months ended September 30, 2005, of $5,730. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue for the three months ended September 30, 2006. The Company does not anticipate any revenue until it locates a new business opportunity.

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

                                      Vendalux Corporation
                                      [Registrant]



Dated: November 16, 2006                By: /s/ Tom Hofer
                                         -------------------------------
                                         Tom Hofer, President,
                                         Chief Financial Officer, and Director